Form 10KSB40
period 1998-11-30
OFFICELAND INC
filed 1999-03-15
CIK 780260

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   Form 10-KSB


         (X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                   For the fiscal year ended November 30, 1998
                                             -----------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                 For the transition period from ______ to ______

                         Commission file number 0-15179
                                                -------


                                 OFFICELAND INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                 Ontario, Canada                          10397 6668
----------------------------------------      ----------------------------------
(State of incorporation or organization)      (Canadian Federal Tax Account No.)

312 Dolomite Drive, Downsview, Ontario, Canada                  M3J 2N2
----------------------------------------------                ----------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number:  (416) 736-4000
                            --------------

Securities registered under Section 12(b) of the Exchange Act:  None
                                                                ----

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.01 per share (Title of class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

         Issuer's revenues for its fiscal year ended November 30, 1998 were $16.9 million.

         The aggregate market value of the voting stock held by non-affiliates approximated $4.2 million as of November 30, 1998 computed by reference to the average of the bid and asked prices for such stock as reported by the Nasdaq SmallCap.

         5,538,798 shares of issuer's common stock were outstanding at November 30, 1998.

                 (Balance of this page left blank intentionally)

                                     Part I

Item 1.  DESCRIPTION OF BUSINESS

General

         Officeland Inc., ("Officeland" or the "Company") is engaged in the business of the purchasing and selling of used photocopiers. The Company obtains a majority of its inventory from original equipment manufacturers ("OEMs") of photocopiers and leasing companies, who obtain used photocopiers, as "trade-ins" when selling or leasing new equipment. The balance of the Company's inventory is obtained from bulk to single purchases of equipment that is advertised for sale by individual vendors or sold at auctions. The Company markets its inventory to dealers and brokers of used photocopiers and directly to end users through telemarketing, direct sales, and the internet.

         During fiscal 1998, the Company acquired The Wholesale Group, Inc. of Anaheim, California ("TWG") and Telecom Corporation of Chicago ("Telecom") of Wauconda, Illinois, as part of an industry consolidation strategy initiated by the Company in 1998. TWG is a wholesaler and exporter of used photocopiers that operates from a 44,000 square foot facility in Anaheim. Telecom is a re-manufacturer and marketer of small capacity used photocopiers, printers, facsimile machines and multi-functional office machines generally intended for use by small and home based offices. Telecom operates from re-manufacturing and warehouse facilities in Wauconda comprising more than 75,000 square feet.

Used Office Equipment Market

         The Company believes that the demand for used office equipment has been growing rapidly. Factors contributing to this growth are:

         (i)      The durability and increased useful life of the equipment.
         (ii) Used equipment with the same or similar performance features as new equipment sells at a substantially lower price.
         (iii) The sale of used equipment benefit from service contracts that are offered by national service organizations including Xerox and Danka.
         (iv) As manufacturers introduce and actively market new models, especially "digital" models, the supply of diverse "analog" models of used equipment increases, giving potential customers a broader choice of used equipment.
         (v) Medium and small sized businesses can purchase many more units of used equipment with reliable service than they can purchase new equipment for the same amount of budgeted dollars.
         (vi) The proliferation of personal computers in private residences has increased the demand for ancillary office equipment.

         These factors are also expected to continue to favorably impact the demand for the Company's products and services.

Officeland (Core Business)

         Relationships with Danka Office Imaging

                  Reseller Relationship

         During the period June 1992 through March 1998 Officeland had agreements with Danka Office Imaging ("Danka") [formerly Eastman Kodak Company Office Imaging Division ("Kodak")] (the "Danka Reseller Agreement") pursuant to which Officeland served as the exclusive reseller of used photocopiers obtained by Danka when Danka sells new photocopiers and receives used photocopiers as "trade-ins" ("Trade-ins"). The Danka Reseller Agreement expired on March 31, 1998.

         Commencing in April 1998, Officeland was designated as a "preferred vendor" of Danka. A preferred vendor of Danka is given the opportunity to make competitive bids to Danka for used photocopiers obtained by Danka as Trade-ins. Officeland has the right to submit bids to Danka for each Request for Bid ("RFB") received from Danka which RFB are received by Officeland on a continuing basis. If Officeland's bid is accepted by Danka, Officeland submits its purchase order and payment to Danka and Officeland assumes ownership of the equipment. Officeland then offers the equipment for sale through its marketing channels, and retains the gross proceeds of the sale. For the fiscal year ended November 30, 1998, Officeland derived approximately 40% of its inventory as a result of its relationship with Danka. Officeland anticipates that future purchases from Danka will not constitute more than 10% of Officeland's inventory purchases.

                  Repurchase Relationship

         During the period of May 1997 through March 31, 1998 Officeland had an agreement with Danka pursuant to which Danka agreed to "repurchase" from Officeland, for Danka's Kodak remanufacturing operations, certain used Kodak brand photocopiers designated by Danka at predetermined prices (the "Repurchase Agreement"). Officeland derived approximately 30% of its revenues from the sale of used Kodak photocopiers to Danka during the term of the Repurchase Agreement. The Repurchase Agreement expired on March. 31, 1998.

         During April and May 1998, Officeland continued to acquire used Kodak photocopiers which were subsequently sold to Danka in negotiated sales transactions. Commencing June 1, 1998, Officeland had been designated by Danka as a "preferred supplier" of Kodak brand used photocopiers. As a preferred supplier, Officeland offered used Kodak photocopiers for prices approved by Danka. For the fiscal year ended November 30, 1998, Officeland derived approximately 35% of its revenues as a result of its relationship with Danka. In June 1998, Danka ceased purchasing used Kodak photocopiers.

         Since the relationships with Danka have been modified or terminated, Officeland has been able to obtain its inventory requirements from alternate suppliers, and has been able to find alternate purchasers for its products.

         Sources of Supply

         Officeland participates in trade-in programs with Xerox, Oce, Canon, Sharp, Pitney Bowes, Konica Business Machines USA., Inc. ("Konica") and Minolta Corporation ("Minolta"), and several office equipment leasing companies. Officeland provides a guaranteed purchase price list to these suppliers for their sales representatives use to value the photocopiers accepted as trade-ins. Officeland derived approximately 20% of its total revenue and inventory attributable to the programs with these suppliers. Officeland has no written agreements with regards to trade-in programs with the above named suppliers except that each has designated Officeland as a "Preferred Trade-in Partner." In addition, Officeland acts, from time to time, as a re-marketer of surplus inventory for Xerox, OE Canada, Canon U.S.A., and Kodak.

         Officeland also obtains inventory of used photocopiers by being the successfully bidding at auctions or on requests for proposals ("RFPs") published by large organizations such as school districts, large corporations and other entities where multiples of photocopiers are being offered for sale after new photocopiers have been installed. Further, Officeland advertises in trade journals and attends trade shows seeking individual sellers of used equipment. Officeland derives approximately 20% of its inventory and revenues from participation in trade shows, RFPs, auctions and trade journal advertising.

         Inventory

         Prior to Officeland's acquisitions of TWG and Telecom, all inventory was maintained in public warehouses throughout the United States and Canada. Currently, Officeland maintains its inventory at the facilities operated by its wholly owned subsidiaries in Anaheim, California, Wauconda, Illinois, and in public warehouses throughout Canada and the United States. It is Officeland's intention, wherever feasible, to have its inventory located at one of its subsidiary's facility.

         Officeland has developed customized computer software programs which provide current information on the equipment. i.e., manufacturer name, equipment model number, age, location, client code, etc. Officeland believes that its computerized inventory system, and the information it provides to manufacturers and dealers, provides a significant incentive to the manufacturers and dealers to utilize Officeland's services in that the manufacturers and dealers are able to more readily determine the value of the used photocopiers that they are considering accepting as trade-ins.

Customers and Marketing

         Officeland's customers are primarily OEM dealer networks, and commercial, professional and institutional users of photocopiers. Officeland attracts these customers, which are located throughout the United States and Canada, through telemarketing and retail advertising in trade journals and at trade shows. An increasing portion of Officeland's sales are also made by direct sales to end users throughout Canada and the United States.

         High volume photocopiers ("HVP") (100 copies or more per minute) are marketed by Officeland primarily to end users. Prior to offering an HVP, Officeland has the HVP inspected, and if necessary, brought up to a standard which qualifies the HVP for a service contract by either Xerox, Kodak or other independent service organizations. HVP equipment accounts for approximately 30% of sales revenue.

         Officeland's policy is to sell equipment outright. However, Officeland offers to assist its customers in obtaining credit or lease financing from independent leasing companies and financial institutions to facilitate the customer's purchase of equipment. Upon a sale Officeland receives full payment for the equipment either from the customer or from the customer's financing source.

         Officeland sells used photocopiers to their original manufacturers and dealers, who may re-manufacture and/or resell the equipment through their own facilities.

         Officeland has recently initiated a pilot marketing program pursuant to which Officeland consigns a variety of its products to auctioneers located in certain areas of the United States. These auctioneers hold periodic public auctions of merchandise obtained from a variety of sources, i.e. bankruptcies, close-outs, excess inventory. Officeland expects the pilot program to continue until such time as Officeland determines whether to initiate the auction program throughout the United States.

         Officeland's marketing activities are currently conducted at its Downsview (Metropolitan Toronto) offices. Officeland also intends to expand its marketing and sales activities at its home office by adding additional in-house sale representatives.


Acquisition Strategy

         In July 1997, Officeland developed an acquisition strategy to acquire companies, ("Acquisitions") that deal in certain types of used office equipment, which Acquisitions would meet Officeland's criteria. Acquisitions that meet the criteria would be expected, upon acquisition, to increase Officeland's distribution channels, create operating efficiencies, improve Officeland's strategic relationships with manufacturers and dealers and assist Officeland in commencing an aggressive international sales program. The strategy is intended to strengthen Officeland's presence in North America and to open up opportunities to sell used equipment into an international market.


         The Wholesale Group, Inc.

         On May 12, 1998, Officeland purchased all of the outstanding capital stock of The Wholesale Group, Inc. ("TWG"), a California, closely-held corporation, for total consideration of 425,000 Common Shares, and U.S.$361,000 in cash. As at November 30, 1998, 69,000 of the total 425,000 shares have been issued, with the balance to be issued to TWG's former shareholders in installments over the next three years. The cash portion of the purchase price was funded by

Officeland out of its existing cash reserves.

         TWG is in the business of purchasing and reselling used photocopiers and fax machines to customers located in United States and in foreign markets. TWG purchases its equipment inventory from brokers and dealers of used photocopiers and fax machines, and sells the equipment through its staff of five salespeople to domestic and foreign dealers and wholesalers. TWG occupies a 44,000 square foot facility located in Anaheim, California pursuant to a lease that expires on December 31, 2007. Marlin Stammer and Gloria Stammer, the former owners of TWG are the owners of the facility. As part of the transaction, Officeland guaranteed the lease payments of TWG to the Stammers. Marlin Stammer has entered into a three year employment agreement with TWG and is now a Vice President of TWG.

         Telecom Corporation of Chicago

         Effective October 9, 1998, Officeland purchased all of the outstanding capital stock of Telecom Corporation of Chicago, a closely-held corporation. Telecom is a re-manufacturer and marketer of used: i) small, low volume photocopiers; ii) facsimile machines; iii) printers; and iv) multifunction machines. Telecom obtains its supply of products primarily from Xerox Corporation. Xerox sells to Telecom, at pre-agreed prices, Xerox's inventories of "retail store returns." Retail store returns are those products received by Xerox from retailers or customers as a result of "buyer's remorse," claimed malfunction, or mis-performance. The balance of Telecom's inventories are obtained from other dealers, wholesalers, and OEMs. The products are purchased by Telecom in "as is condition." The products are shipped to Telecom by Xerox in truckload quantities. Telecom inspects the products upon receipt to determine the product's condition. The products are then re-manufactured (non-working parts are replaced with new parts), or refurbished, and re-boxed at Telecom's facility. The products are then offered for sale under both the Telecom and Xerox trade-names as "Re-Manufactured" or "Refurbished."

         Telecom also obtains mid-volume photocopiers (20 to 60 copies per minute) from independent re-manufacturers at negotiated rates.

         Telecom markets its products to re-sellers and individuals through advertising in in-flight airline magazines, Home Computing, Wired, Automobile and other magazines and publications, as well as by telemarketing. Telecom also utilizes internet merchants such as Onsale.com Ubid.com, Ebay.com, Bid.com, Allcopiers.com and Ebizmart.com and Egghead.com, to offer Telecom's products to end users. Sales of Telecom's products through internet merchants increased from approximately $500,000 in Fiscal 1997 to approximately $2 million in Fiscal 1998. As a result, Telecom intends to enhance its marketing activities on the internet in Fiscal 1999. In addition, Telecom sells its products to Barter Exchange companies in exchange for "barter credits." Telecom uses the barter credits to obtain advertising space at a substantial discount to published rates.

         As consideration for the purchase of Telecom, Officeland paid the former shareholders of Telecom a total of 750,000 Common Shares, to be delivered over three years, $500,000 in the form of a promissory note bearing interest at the rate of 5% per annum payable in eight equal installments over the two year period commencing April 1, 1999 and $2,600,000 in cash. As additional consideration, Officeland agreed to pay to John Einarsen, the former principal shareholder of Telecom, an amount based upon the future annual earnings before taxes of Telecom (the "Earn-Out Amount") of cash (the "Earn-Out Cash") or an additional number of Officeland's Common Shares (the "Earn-Out Shares") for the three year period (the "Earn-Out Period") commencing December 1, 1998. Officeland has discretion, on a year to year basis during the Earn-Out Period, in determining whether Officeland will pay Einarsen the Earn-Out Amount in: (x) Earn-Out Cash; (y) Earn-Out Shares; or (z) part Earn-Out Cash and part Earn-Out Shares. However, should Officeland determine to pay Einarsen more than 60% of the Earn-Out Amount in Earn-Out Shares, then Einarsen shall have the option of accepting Officeland's determination or receiving up to a maximum of 40% of the Earn-Out Amount in Earn-Out Cash and the remainder in Earn-Out Shares. Officeland shall pay the Earn-Out Amount no later than 15 business days after the receipt by Officeland of Telecom's audited financial statements for each fiscal year ending November 30 during the Earn-Out Period. The Earn-Out Amount will be based upon the following:

         (i) If Telecom's audited earnings before taxes ("EBT") for the fiscal year ending November 30, 1999 ("1999 EBT") exceeds U.S.$1,300,000, (the exceeded amount hereinafter referred to as the "1999 Excess Amount"), then Einarsen will be entitled to an Earn-Out Amount. Officeland shall pay the Earn-Out Amount, as follows: (i) an amount of Earn-Out Cash equal to the 1999 Excess Amount or (ii) a number of Earn-Out Shares determined by dividing the 1999 Excess Amount by the average of the closing bid and ask prices as reported on the Nasdaq SmallCap Market (the "Nasdaq Share Price") for the 15 trading days prior to the date upon which Telecom's audited financial statements for the fiscal year ending November 30, 1999 are delivered to Officeland.

         (ii) If Telecom's EBT for the fiscal year ending November 30, 2000 ("2000 EBT") exceeds the greater of U.S.$1,500,000 or the 1999 EBT, (the exceeded amount hereinafter referred to as the "2000 Excess Amount"), then Einarsen will be entitled to an Earn-Out Amount. Officeland shall pay the Earn-Out Amount as follows: (i) an amount of Earn-Out Cash equal to the 2000 Excess Amount; or (ii) a number of Earn-Out Shares determined by dividing the 2000 Excess Amount by the Nasdaq Share Price for the 15 trading days prior to the date upon which Telecom's audited financial statements for the fiscal year ending November 30, 2000 are delivered to Officeland.

         (iii) If Telecom's EBT for the fiscal year ending November 30, 2001 ("2001 EBT") exceeds the greater of U.S.$1,700,000, 1999 EBT or 2000 EBT (the exceeded amount hereinafter referred to as the "2001 Excess Amount"), then Einarsen will be entitled to an Earn-Out Amount. Officeland shall pay the Earn-Out Amount, as follows: (i) an amount of Earn-Out Cash equal to the 2001 Excess Amount; or (ii) a number of Earn-Out Shares determined by dividing the 2001 Excess Amount by the Nasdaq Share Price for the 15 trading days prior to the date upon which Telecom's audited financial statements for the fiscal year ending November 30, 2001 are delivered to Officeland.

         However, the maximum Earn-Out Amount Einarsen may earn during the Earn-Out Period is limited to a maximum of: (i) 350,000 Earn-Out Shares; (ii) the equivalent value of 350,000 Earn-Out Shares in Earn-Out Cash; or (iii) a number of Earn-Out Shares and an amount of Earn-Out Cash, which together equal the value of 350,000 Earn-Out Shares. The cash portion of the purchase price was provided by the sale of a total of $3,555,000 in Senior Subordinated Unsecured Convertible Notes (see ""June and October 1998 Financing".)

         Telecom occupies a 33,500 square foot facility located in Wauconda, Illinois (a suburb of Chicago) pursuant to a lease that expires on October 31, 2003. However, Telecom has the option to renew the lease for two consecutive option periods of five years. John Einarsen, is the owner of the facility. As part of the transaction, Officeland guaranteed the lease payments of Telecom to Mr. Einarsen. Mr. Einarsen has entered into a three year employment agreement with Telecom and is now a Vice President of Telecom.

         In connection with the Telecom transaction, Telecom entered into a Loan and Security Agreement with American National Bank and Trust Company of Chicago ("the Bank"), pursuant to which the Bank agreed to loan to Telecom up to a total of $2.5 million under a revolving credit facility. In consideration for the borrowing facility, Telecom executed a security agreement pursuant to which Telecom pledged, as collateral, substantially all of its assets. Officeland unconditionally guaranteed repayment to the Bank in the event of a default by Telecom.

         Acquisition of Eastern Equipment Brokers, Inc.

         Officeland has entered into an Agreement (the "EEB agreement") to acquire all of the capital stock of Eastern Equipment Brokers, Inc., a closely-held corporation ("EEB") located in Bridgeport, Connecticut from John O'Connor ("O'Connor"). EEB is in the business of purchasing and reselling used photocopiers, re-manufacturing used Xerox and Cannon copiers for resale, and selling copier supplies. EEB obtains its supplies and inventory from trade-in programs from OEMs and office equipment leasing companies. EEB sells its equipment to wholesale equipment brokers, and also to end users through a retail sales facility leased from an unaffiliated party. Revenues for 1998 totaled approximately $5.8 million. Pursuant to the terms of the EEB Agreement, Officeland will acquire all of the issued and outstanding capital stock of EEB in exchange for consideration of payment to O'Connor of U.S. $1.4 million in cash and 675,000 of Officeland's Common Shares. In addition, Officeland will issue up to an additional 350,000 Common Shares (the "EEB Earn Out Shares") to O'Connor, provided certain earnings goals are met by EEB during the three year period (the "EEB Earn Out Period") following the closing of the EEB Agreement as follows:

         (i) For each U.S.$5.00 of EEB's audited earnings before income taxes, depreciation and amortization, excluding inter-company administration and management charges ("EBITDA") for the fiscal year commencing December 1, 1998 ("1998 EBITDA") in excess of U.S.$700,000, O'connor will receive one EEB Earn-Out Share;

         (ii) For each U.S.$5.00 of Company EBITDA for the fiscal year commencing December 1, 1999 ("1999 EBITDA") in excess of U.S.$800,000 or 1998 EBITDA, whichever is greater, O'Connor will receive one EEB Earn-Out Share;

         (iii) For each U.S.$5.00 of Company EBITDA for the fiscal year commencing December 1, 2000 in excess of U.S. $900,000, 1998 EBITDA or 1999 EBITDA, whichever is greater, O'Connor will receive one EEB Earn-Out Share;

         (iv) In the event that during the EEB Earn-Out Period, the Company, with the consent of the Officeland, acquires or merges with another business (the "Target"), the Company's EBITDA may be adjusted for the purposes of determining the amount of EEB Earn-Out Shares earned by the O'Connor. Accordingly:

                  (a) If Target's EBITDA for the fiscal year immediately preceding the merger or acquisition ("Target's Initial EBITDA") is exceeded in Target's fiscal year subsequent to the acquisition or merger (the "Target's First Excess EBITDA"), then Target's First Excess EBITDA will be credited to EEB's EBITDA for the year in which it is earned;

                  (b) If Target's Initial EBITDA plus Target's First Excess EBITDA is exceeded in Target's second fiscal year subsequent to the acquisition or merger (the "Target's Second Excess EBITDA"), then Target's Second Excess EBITDA will be credited to EEB's EBITDA for the year in which it is earned; and

                  (c) If Target's Initial EBITDA plus Target's First Excess EBITDA plus Target's Second Excess EBITDA is exceeded in Target's third fiscal year subsequent to the acquisition or merger (the "Target's Third Excess EBITDA") the Target's Third Excess EBITDA will be credited to EEB's EBITDA for the year in which it is earned.

         The acquisition of EEB is expected to be completed by April 1999. However, there can be no assurance that the acquisition will be completed by such date or at all.

         Acquisition of Digital Document Solutions, Inc.

         Officeland has entered into an agreement (the "DDS Agreement") to acquire all of the assets of Digital Document Solutions, Inc. ("DDS") a closely held corporation located in Bridgeport, Connecticut. John O'Connor owns 100% of the capital stock of DDS. DDS is in the business of renting, leasing, selling and servicing re-manufactured Xerox and Canon copiers to end users. In addition, DDS sells copier supplies. DDS operates out of the same facility in Bridgeport, Connecticut as EEB. DDS obtains it inventory and supplies from EEB. Revenues for 1998 were approximately $1.8 million. Officeland will pay DDS U.S.$600,000 upon the closing of the DDS Agreement.

         The acquisition of DDS is expected to be completed by April 1999. However, there can be no assurance that the acquisition will be completed by such date or at all.


         Year 2000 ("Y2K") Compliance.

         Many computer systems experience problems handling dates beyond the year 1999. The Company and its subsidiaries have a program to assess the readiness of its internal computer systems and products and believes it is taking the necessary actions to modify or replace software as required. The Company expects to successfully implement the systems and programming changes necessary to address possible Y2K problems, and does not believe that the cost of such actions will have a material effect on the Company's business, results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes. The Company has assessed its readiness for Y2K compliancy issue and feels confident based on vendor and customer representations that it has been pro-active in addressing present issues and has developed a program to assess future issues as they develop through the year 2000.


Competition

         The used photocopier industry is made up of a small number of resellers of used equipment comparable in size to Officeland, and a much larger number of independent small dealers whose inventory, in most cases, is limited. By obtaining large inventories, Officeland offers potential purchasers a variety of choices of equipment to meet their needs. Officeland, however, does not in most cases choose the models of photocopier which are obtained as trade-ins and accordingly, is subject to the risk that some photocopiers may have little market value.

         The Company's competition consists primarily of dealers in new and used office equipment as well as liquidators and, to some extent, manufacturers offering new, refurbished, remanufactured and/or used photocopiers and other office equipment. In general the Company competes on the basis of availability, quantity, variety of merchandise, service availability and price.

         As Officeland grows into the retail market selling used photocopiers to end users directly it may encounter competition from some of the major OEMs for used equipment of their own brand. Such OEMs have substantially greater resources, sources of supply and name recognition than Officeland.

Employees

         Officeland and its subsidiaries presently employ 150 persons, including: 25 officers and senior managers; 25 clerical personnel; 25 salespersons; 80 production/shipping/warehouse personnel; and 4 collectors. Officeland and its subsidiaries are not party to any collective bargaining agreement and believes relations with its employees are good.

Metropolitan Collection Service Inc.

         Officeland, through its wholly owned subsidiary Metropolitan Collection Service Inc. ("MCS"), provides collection services in the Province of Ontario to banks, credit card companies and other institutions (the "Clients") that extend credit to individuals and/or businesses who subsequently become delinquent in satisfying the credit terms (the "Delinquent Accounts"). The Clients assign the Delinquent Accounts to MCS for collection. To collect monies due on the Delinquent Accounts, MCS uses telephone and letter writing techniques and commences legal proceedings either directly in certain instances or through law firms specializing in such matters. The agency and collection segment of Officeland represents less than 5% of total Company revenues.

         Legal Administration

         Metropolitan Collection Service Inc. continued to offer to its existing and prospective clients which provides for the administration of legal claims. Clients benefit from the expertise of MCS and are able to receive a cost-effective solution for their legal processing needs since the process is executed in an efficient timely manner.

         A possible second source of revenue for MCS stems from its existing client base in conjunction with Metropolitan Liquidation Inc. ("MLI") (an Ontario Company formed by Officeland on April 17, 1996 to conduct auction and liquidation activities). MCS is currently offering its services as a complete collection solution for problem loans that financial institutions experience (see Auction and Liquidation Activities).

         Auction and Liquidation Activities

         MCS, through its wholly owned subsidiary Metropolitan Liquidation Inc., will conduct auction, liquidation and appraisal services.

         MCS offers its services to banks that have made loans under the program which loans are now in default. The services MCS offers to provide are (i) appraisal of the assets; (ii) administration of "simple receiverships" on behalf of the banks; (iii) sale or the liquidation of the collateral assets; and (iv) provision of collection services on the personal guarantee portion of the defaulted loans.

         MCS expects that revenues from these sources will increase as MCS intends to aggressively market such services as the amount of loans in default increase. MCS believes it has the capability to provide all of the collection and liquidation services required by the banks. However, there can be no assurance that MCS will be successful in obtaining assignments from the banks, or even if obtained, that such business will prove profitable.

ITEM 2 - DESCRIPTION OF PROPERTY

         The Company maintains its principal offices, consisting of 6,971 square feet at 312 Dolomite Drive, Downsview, Ontario, Canada under a net lease with an unaffiliated party which expires in December 2004. The Lease Agreement may be terminated with 12 month notification.

         The Wholesale, Group, Inc. maintains its principal place of business in a 44,000 square foot facility located in Anaheim, California, pursuant to a ten-year lease expiring in December 2007. A corporation controlled by Morlin Stammer, is the owner of facility. As part of the transaction, Officeland has guaranteed the lease payments of the Wholesale Group to this corporation.

         Telecom occupies a 33,500 square foot facility located in Wauconda, Illinois (a suburb of Chicago) pursuant to a lease that expires on October 31, 2003. However, Telecom has the option to renew the lease for two consecutive option periods of five years . John Einarsen, is the owner of the facility. As part of the transaction, Officeland guaranteed the lease payments of Telecom to Mr. Einarsen.

ITEM 3 - LEGAL PROCEEDINGS

         The Company is not presently a party to any material litigation nor are any such proceedings pending or threatened.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



                                     PART II


ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Shares were listed for trading on the National Association of Securities Dealers ("NASD") OTC Bulletin Board market under the symbol "OFLF" until March 25, 1997 at which time the Company's Common Shares became listed on the Nasdaq Small Cap Market ("Nasdaq") market under symbol "OFLDF". In addition, the Units registered during the recent Sale of Securities (see "Sale of Securities", March 25, 1997) are listed for trading on Nasdaq under the symbol "OFLUF". Each Unit consists of one Common Share and one Redeemable Warrant, each Redeemable Warrant to purchase one Common Share ("Unit"). The following table sets forth high and low bid prices of the Common Shares and Units as reported by the Nasdaq or the OTC Bulletin Board, as applicable, for each quarterly fiscal period commencing with the 1996 fiscal year. Quotations do not include retail markups, markdowns or commissions and may not represent actual transactions.

                                         U.S.  $                U.S.  $
                                         OFLDF                  OFLUF(unit)
                                         Bid                    Bid
                                         ---                    ---
                                    High       Low        High        Low
                                    ----       ---        ----        ---

Fiscal year 1998

3 Months ended 02/28/98            4.00       3.313       5.75        5.00
3 Months ended 05/31/98            3.469      1.18        5.875       2.25
3 Months ended 08/31/98            1.75        .625       2.50         .50
3 Months ended 11/30/98            1.75        .625       2.50         .75


Fiscal Year 1997
3 Months ended 02/28/97            3.3125     2.00          -           -
3 Months ended 05/31/97            4.25       2.50        6.00        4.625
3 Months ended 08/31/97            3.625      2.29        6.50        5.25
3 Months ended 11/30/97            4.9375     3.00        6.50        5.25



Fiscal Year 1996
3 Months ended 2/28/96              .8125      .25          -           -
3 Months ended 5/31/96             1.6875      .375         -           -
3 Months ended 8/31/96             1.8125     1.00          -           -
3 Months ended 11/30/96            2.375      1.625      $4.75       $3.68

         As of February 16, 1998, there are approximately 1,017 holders of record of the Company's Common Shares. Including those shares held in "street name," the Company believes that it has in excess of 1,250 beneficial holders.

         On March , 1999, the high and low bid prices of the Common Shares were U.S. $1.03 and U.S. $1.25, respectively.

         On March , 1999, the high and low bid prices of the Units were U.S. $1.03 and U.S. $1.25 respectively.

1998 Private Placement of Securities.

         On June 4, 1998, the Company entered into a Senior Subordinated Unsecured Convertible Note Purchase Agreement (the "Note Agreement") with (i) each of seven purchasers (the "June

Purchasers") of the Senior Subordinated Unsecured Convertible Notes (the "June Convertible Notes") and (ii) International Capital Partners, Inc. ("ICP") a Connecticut corporation, the "Representative" of the June Purchasers. Pursuant to the Note Agreement, the Company sold $2,000,000 principal amount of June Convertible Notes to the June Purchasers. The June Convertible Notes were payable on June 4, 2001 and were to bear interest at the rate of 12% per annum, with interest payable in arrears on June 4, 1999 and June 4, 2000, except that if the June Convertible Notes were converted, no interest was to be accrued or payable.

         On November 10,1998, the Company entered into a Restructured Purchase Agreement (the Restructured Purchase Agreement") with Ardara Investment Inc. (one of the June Purchasers) ("Ardara"), ICP, four of the Company's Directors, (James F. Kay, Marvyn Budd, Ronald Faust, and Edwin Lax) and Jack McSorley Vice-President of the Company (collectively the "November Purchasers"). Pursuant to Restructured Purchase Agreement, the Company sold $1,550,000 in principal amount of new Senior Subordinated Unsecured Convertible Notes (the "November Convertible Notes"). The November Convertible Notes were payable on November 10, 2001 and were to bear interest at the rate of 12% per annum, with interest to be payable in arrears on November 10, 1999, and in arrears on December 10, and June 10, in the two years subsequent to November 10, 1999, with the last interest payment to be made on November 10, 2001, except that if the November Convertible Notes are converted, no interest was to be accrued or payable. As part of the Restructured Purchase Agreement, Ardara exchanged its June Convertible Note in the amount of $571,428 for a like amount of a November Convertible Note and Ardara was given the option to purchase up to an additional $600,000 of November Convertible Notes for a 60 day period following Ardara's receipt of the Company's financial statements for the six month period ending May 31,1999.

         In addition, the Company agreed, prior to July 31, 1999, to sell, up to an additional $5,000,000 principal amount of November Convertible Notes, or the equivalent number of Class B Units (see "Note Convertibility" below) to the November Purchasers and the November Purchasers agreed to purchase the additional November Convertible Notes or the equivalent number of Class B Units subject to certain conditions as follows:

         a) $1,200,000 of November Convertible Notes or the equivalent number of Class B Units will be purchased by the November Purchasers upon the occurrence of a definitive agreement of purchase and sale of Eastern Equipment Brokers, Inc., the terms of which are unanimously approved by the Acquisition Committee of the Board of Directors of the Company. The $1,200,000 purchase of the November Convertible Notes or the equivalent number of Class B Units will be made provided that the Company's gross profit for the fiscal year ending November 30, 1998 ("Fiscal 1998") is a minimum of 90% of the projected gross profit (the "PGP") for the Period. On March 12, 1999 the Company received its audited financial results for Fiscal 1998, which reported that the Company's gross profit for Fiscal 1998 was 104% of the PGP. As a result, all outstanding June Convertible Notes and November Convertible Notes will automatically be converted into Class A Units (see "Note Convertibility" below) and Class B Units respectively.

         b) The balance of $3,450,000 in November Convertible Notes or Class B Units may be sold in all or parts thereof, on such dates as may be mutually agreed upon by the November Note Purchasers and the Company, for the period expiring July 31,1999.

         Note Convertibility

         The principal amount of the June Convertible Notes, in whole, is convertible into Units (the "Class A Units"), each Class A Unit being comprised of one Class "A" Special Share (the "Class "A" Shares") and one warrant (the "June Note Warrant") to purchase one Common Share. Each Class "A" Share is convertible at any time into one Common Share. Each June Note Warrant entitles the holder to purchase one Common Share from the Company at a price of $3.75, subject to adjustment, during the period expiring on June 4, 2003. In addition, upon any conversion of the June Convertible Notes, the Company agreed to make available for sale to any of the Company's non-management directors or their designees, upon the same terms as the Convertible Notes then being converted, in amounts they may collectively determine, up to $500,000 in Class "A" Shares and Note Warrants (the "Additional Class A Units").

         The June Convertible Notes were convertible into Class A Units upon the delivery to the Company of the Company's audited financial statements for the fiscal year ended November 30, 1998 automatically at $3.40 per Class A Unit if the Company's gross profit is a minimum of 90% of the Company's projected gross profit (the "PGP".) On March 12, 1999 the Company received its audited financial results for Fiscal 1998, which reported that the Company's gross profit for Fiscal 1998 was 104% of the PGP. As a result, all outstanding June Convertible Notes will be automatically be converted into 420,168 Class A Units on March 27, 1999.

         The principal amount of the November Convertible Notes, in whole, is convertible into Class B Units (the "Class B Units"), each Class B Unit being comprised of one Class "B" Special Share (the "Class "B" Shares"), one $1.50 Warrant and one $2.00 Warrant. Each Class "B" Share is convertible at any time into one Common Share. Each $1.50 Warrant and each $2.00 Warrant entitles the holder to purchase one Common Share from the Company at a price of $1.50 and $2.00 respectively, subject to adjustment, during the period ending November 10, 2003.

         The November Convertible Notes are convertible into Class B Units upon the completion of the Company's audited financial statements for the fiscal year ended November 30, 1998 automatically at $3.40 per Class B Unit if the Company's gross profit is a minimum of 90% of the Company's PGP. On March 12, 1999 the Company received its audited financial results for Fiscal 1998, which reported that the Company's gross profit for Fiscal 1998 was 104% of the PGP. As a result, all outstanding November Convertible Notes will be automatically be converted into 623,948 Class B Units on March 27, 1999.

         When the $1,428,572 ($2,000,000 less the Ardara investment which was exchanged for November Convertible Notes) of June Convertible Notes are fully converted, then the amount of Units the June Purchasers will receive is 420,168 (1,428,572 / 3.40). If the June Purchasers were to convert the 420,168 Class "A" Shares into Common Shares and exercise 420,168 June Note Warrants, they would own 840,336 Common Shares of the Company, or 8.1% of the total Common Shares outstanding.

         In the event that $2,121,428 of November Convertible Notes are fully converted, then the maximum amount of Class B Units the November Purchasers will receive is 623,949 (2,121,428 / 3.40). If the November Purchasers were to convert the 623,949 Class "B" Shares into Common Shares and exercise 623,949 of the $1.50 Warrants, and exercise 623,949 of the $2.00 Warrants, they would own 1,871,847 Common Shares of the Company, or 18% of the total Common Shares outstanding.

         In the event that the balance of $3,450,000 in Class B Units are sold, then the amount of Class B Units the November Purchasers will own are 1,014,705. If the June and November Purchasers were to convert all of their Class "A" and Class "B" shares into Common Shares and exercise all of their warrants, the June and November Purchasers would own 5,756,295 Common Shares or 44% of the total Common Shares outstanding. In addition, the June Purchasers and November Purchasers will be entitled to receive, on a pro-rata basis, a maximum of an additional 25% of the number of Class "A", Class "B" or Common Shares they may hold on June 4, 2001, based upon the following:

         1. The Market Price Test:

                  a. If the average of the closing prices of the Common Shares of the Company for the sixty day period immediately preceding the date upon which the determination is made as to whether any additional shares are to be issued (the "Average Price") is $6.15 or higher, then no additional shares will be issued to the June and November Purchasers.

                  b. If the Average Price is below $6.15, then the amount of additional Common Shares that will be issued to the June and November Purchasers will be determined by subtracting the then Average Price from $6.15 (the "Deficiency"), and multiplying the Deficiency by the amount of Class "A", Class "B", or Common Shares then held by the June and November Purchasers, and dividing the product by the Average Price.

         2.  The Earnings Per Share Test:

                  a. If the average of the audited earnings per share before extraordinary items and non-recurring charges determined in accordance with Canadian generally accepted accounting principles, on a fully diluted basis of the fiscal years ended November 30, 1998, November 30, 1999, and November 30, 2000 (the "Average EPS") is not less than $.42 per share and the earnings per share for the fiscal year ended November 30, 2000 is not less than $.40 per share, then no additional Common Shares will be issued.

                  b. If the Average EPS is less than $.42 per share, then the amount of additional Common Shares that will be issued to the June and November Purchasers will be determined by dividing the difference between the Average EPS by .42 and multiplying the product by the by the amount of Class "A" or Common Shares then held by the June and November Purchasers.

         3. Interpretation of the Market Price and Earnings Per Share Tests.

                  a. If either the Market Price Test or the Earnings Per Share Test results indicate no additional Common Shares are to be issued, then no additional Common Shares are to be issued.

                  b. If both the Market Price Test and the Earnings Per Share Test results indicate additional Common Shares are to be issued, then if the earnings per share for fiscal year ended November 30, 2000 is: (i) not less than $.40 per share, then the number of additional Common Shares to be issued will be the lesser of the two test calculations; or (ii) less than $.40 per share, then the number of additional Common Shares to be issued will be the greater of the two test calculations.

         4.  Transaction Test.

                  a. In the event of a transaction whereby outstanding voting securities of the Company are sold to a person, company, or combination of persons or companies which after such sale will hold more than 50% of the outstanding voting securities of the Company (the "Transaction") and the price per Common Share (the "Transaction Price") does not equal or exceed: (i) $4.00 per Common Share if the date of the Transaction is on or before June 4, 1998; (ii) $5.00 per Common Share if the date of the Transaction is on or before June 4, 1999; and (iii) $6.15 per Common Share if the date of the Transaction is on or before June 4, 2000, then the amount of additional Common Shares that will be issued to the June and November Purchasers will be determined by subtracting the then Transaction Price from $4.00, $5.00 or $6.15, depending upon the Transaction date, and multiplying the Deficiency by the amount of Class "A", Class "B", or Common Shares then held by the June and November Purchasers and dividing the product by the Average Price.

         The June and November Note Agreements further provided that:

         A. The Company pay to ICP as an advisory fee a sum equal to 3.5% of the aggregate principal amount of the June and November Convertible Notes sold by the Company. In addition the November Note Agreement further provided that ICP receive an additional advisory fee of 2% of the amount received by the Company from the sale of November Convertible Notes from non-management November Purchasers. Accordingly, the Company has paid ICP the sum of

$121,850 Accordingly, in the event the Company sells $3,450,000 of principal amount of November Convertible Notes, ICP will be entitled to receive an advisory fee in the amount of $69,000.

         B. The Company pay to Joseph Charles & Associates, Inc. ("JCA") as a finder's fee to be negotiated but not to exceed a sum equal to 3.5% of the aggregate principal amount of the Convertible Notes sold by the Company.

         C. The Company enter into employment contracts with Messrs. Marvyn Budd, Ronald J. Faust, and Edwin S, Lax for the fiscal years ending November 30, 1998, 1999, and 2000.

         D. A Voting Trust Agreement ("VTA") be executed by Messrs. Budd, Faust and Lax, their respective spouses, the November Purchasers, and ICP which provides that:

                  1. Each of the parties to the VTA agrees to vote their shares in favor of:

                        (i) an increase in the size of the board of directors of the Company from five directors to seven directors.
                        (ii) the election of four directors designated by Messrs. Budd, Faust and Lax, three of whom being officers or full-time employees of the Company and one of whom not being an officer or full-time employee of the Company and not being related to Messrs. Budd, Faust or Lax. The initial non-management, non-related director shall be Allan Lyons.
                        (iii) the election of two directors designated by the parties to the VTA other than Messrs.
                                 Budd, Faust and Lax and their spouses (the
                                 "ICP Group"), such directors to initially be Ajit G. Hutheesing and Larry Lunt.
                        (iv) the election of one director, mutually designated by all the parties to the VTA, the initial designee being James F. Kay.

                  2. The Board of Directors of each subsidiary of the Company shall be comprised of two directors designated by Messrs. Budd, Faust, and Lax, and one director designated by the ICP Group.

                  3. Without the consent of the ICP Group, the Company will not effect:
                        (i) any material change in the business of the Company which consists of the buying and selling of used office equipment.
                        (ii)     the declaration or paying of any dividends.
                        (iii) any change in the management compensation plan approved by the Board of Directors on June 4, 1998.
                        (iv)     a consolidation or merger in which the
                                 Company is not the surviving entity nor
                                 convey, transfer or lease substantially all the

                                 Company's assets in a single or series of transactions.
                        (v) sell or otherwise dispose of any shares of any subsidiary or affiliate, nor permit any subsidiary to issue, sell, or dispose of any shares of such subsidiary.

                  4. In the event the Company shall sell any of its securities for cash, that the ICP Group have the right to purchase an amount of such securities as will maintain their then current pro-rata percentage interest in the Company.

                  5. The Company obtain and maintain a $5,000,000 "Key-Man" life insurance policy upon the life of Marvyn Budd.

                  6. "Restriction on transfer by Founders" Messrs. Budd, Faust, and Lax, and their respective spouses, agree, subject to the Loan Agreement between Messrs Budd, Faust and Lax and the Company, that he or she will not effect any transfer of their securities in the Company, unless all indebtedness to the Company, and any interest accruing thereon, is repaid in full, and that any such transfer shall be permitted contemporaneously with or after, and on a pro-rata basis, with the ICP Group.

                  7. The VTA be terminated when the ICP Group's holdings of Company securities are convertible into or are fewer than 500,000 Common Shares in total.

         Certain documents related to this private placement and related transactions have been filed as exhibits to the Company's Current Report on Form 8-K filed with the Commission on June 23, 1998 and November 10, 1998.

         Use of Proceeds of Sale of Convertible Notes

         The $3,550,000 of gross proceeds received by the Company from the June 4, 1998 and November 10, 1998 sale of convertible notes have been used as follows:

                  Advisory Fees paid to ICP                   $  121,850
                  Cash paid pursuant to acquisitions
                           of The Wholesale Group ("TWG")
                           and Telecom Corporation of
                           Chicago                            $2,961,000
                  Legal Fees from acquisitions                $  154,150
                  Travel costs from the acquisitions          $   13,000
                  Legal Fees from June and
                           November Financing                 $  300,000
                                                              ==========

                  Total                                       $3,550,000

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Certain statements contained herein are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company's products and services, regulatory approvals and developments, economic conditions, the impact of competition and pricing results of financing efforts and other factors affecting the Company's business that are beyond the Company's control. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

         The information contained herein is presented in United States dollars in accordance with Canadian GAAP except where specifically noted.

         Officeland Inc. acquired The Wholesale Group on May 12, 1998 and Telecom Corporation on October 9, 1998. These businesses have been accounted for under the purchase method of accounting. As a result, the income and expenses have been included in the consolidated financial statements from the dates of acquisition.


Telecom Corporation

         Effective October 9, 1998 the Company acquired Telecom Corporation of Chicago. Telecom's revenues for 1998 were approximately $9 million with revenues of $1.9 million recognized by the Company in fiscal 1998. Cost of Sales for 1998 were approximately $6.3 million or 71% with the Company recognizing $1.2 million or 63%. Gross Profit for 1998 was approximately $2.5 million or 29% with the Company recognizing $700,000 or 37%. General and Administrative expenses for 1998 were approximately $1.79 million with $285,000 attributed to the Company. Selling expenses for 1998 were approximately $1.1 million with $191,000 attributed to the Company. Telecom had a pro-forma net income in 1998 of approximately $26,770 with $141,166 in net earnings attributed to the Company.


The Wholesale Group, Inc.

         The Company acquired the Wholesale Group ("TWG") on May 12, 1998. TWG's revenue for 1998 was approximately $4.8 million with $2.5 million in revenue, on consolidation, recognized by the Company in fiscal 1998. The Cost of Sales for 1998 was approximately $3.6 million or 76% with $1.6 million or 64%, on consolidation, attributed to the Company. Gross Profit for 1998 was approximately $1.2 million or 25% with $923,000 or 36% on consolidation, attributed to the Company. General and Administrative Expenses for 1998 were approximately $1.4 million or 30%, with $643,000, on consolidation, attributed to the Company Selling expenses for were approximately $425,000 with $272,000, on consolidation, attributed to the Company. TWG would have reported a 1998 pro-forma net loss of approximately $311,000. The Company has recorded, upon consolidation, a net loss of approximately $3,874 from TWG.

Consolidated Results

         For the year ending November 30, 1998 ("fiscal 1998") the Company recorded total sales in the amount of $16,931,096 compared to $13,848,996 for the year ending November 30, 1997 ("fiscal 1997") reflecting an increase of $ 3,082,100.

         Equipment Sales for fiscal 1998 were $16,479,770 compared to $13,445,126 for fiscal year 1997, representing an increase of $3,034,644. Cost of Equipment Sales for the fiscal year 1998 were $12,265,537 or 74% compared to $10,883,429 or 81% for the fiscal year 1997. The increase is attributable to increased margins on units sold to end-users. Equipment Sales primarily consist of sales of used photocopier equipment.

         Collection revenues for the fiscal year 1998 were $451,326 compared to $403,870 in fiscal year 1997 reflecting an increase of $34,766. The Collection activities cost of sales was $416,560 compared to $313,258 resulting in gross profit of $47,456 for fiscal year 1998 compared to $90,612 for fiscal year 1997. The decrease was due to a decrease in revenues from its legal process business.

         Total Operations Gross Profit was $4,428,999 for fiscal 1998 compared to $2,247,804 for fiscal 1997 due primarily to an increase in equipment sales.

         Total Company General and Administrative Expenses incurred during fiscal 1998 were $2,247,804 compared to $945,130 for fiscal 1997 reflecting an increase of $1,333,625. This increase is a result of additional management and staff to support the acquisitions that were added during fiscal 1998.

         Total Company selling expenses for fiscal 1998 were $1,222,869 compared to $641,476 for fiscal 1997 representing an increase of $581,393. The increase was primarily due to an increase in expenses incurred as a result of the acquisitions of Telecom and TWG.

         The depreciation and amortization expenses including amortization of goodwill from the acquisitions incurred during fiscal 1998 were $111,513 compared to $49,280 for fiscal 1997.

         Total Company interest income was $39,563 for fiscal 1998 compared to $57,809 for fiscal 1997.

         Total Company earnings before income taxes and remeasurement loss for fiscal 1998 was $675,425 compared to $1,074,232 for fiscal 1997. The decrease was due to the decrease in sales and increase in support costs incurred during 1998 to provide a management and staffing structure that can sustain the growth expected from acquisitions.

         For the year ended November 30, 1998 the consolidated Company recorded a remeasurement loss in the amount of $245,162, compared to a remeasurement gain recorded in fiscal 1997 of $249,648.

         For the current year the Company has been able to utilize approximately $400,000 of tax loss carryforwards reducing its corporate income taxes by $177,000. The Company has approximately $2.1 million of federal tax loss carryforwards to reduce future federal taxable income and $1.3 million of provincial and state tax loss carryforwards to reduce future provincial and state taxable income. For fiscal 1998 the Consolidated Company has recorded income taxes of $48,832 compared to $280,102 for fiscal 1997.

         The Consolidated Company recorded net earnings of $381,431 or $.07 per share ($.06 fully diluted) compared to $1,043,778 or $.20 per share ($.16 fully diluted).

Core Operations Fiscal 1998 Compared to Fiscal 1997

         "Core Operations" (the Company's continuing business without the acquisitions of Telecom and TWG) revenues were $12,491,055 for the year ending November 30, 1998 compared to $13,848,996 for the year ending November 30, 1997.

         Equipment Sales for fiscal 1998 were $12,039,729 compared to $13,445,126 for fiscal year 1997 representing a decrease of $1,405,397. The decrease in sales was comprised of: (i) an increase in retail sales to end users of high volume Xerox copiers of approximately $800,000; (ii) an increase in trade-in equipment sold through the Canon trade-in program of $1.4 million,
(iii) a decrease in revenues of $1.7 million due to the cancellation of the Danka repurchase and trade-in programs, and, (iv) a decrease in sales through the normal wholesale channels. Cost of Equipment Sales for the fiscal year 1998 were $9,457,244 or 78.5% compared to $10,883,429 or 81% for the fiscal year 1997. The decrease is attributable to increased margins on units sold to end-users. Equipment Sales primarily consist of sales of used photocopier equipment.


         Collection revenues for the fiscal year 1998 were $451,326 compared to $403,870 in fiscal year 1997 reflecting an increase of $47,456. The Collection activities cost of sales was $416,560 compared to $313,258 resulting in gross profit of $34,766 for fiscal year 1998 compared to $90,612 for fiscal year 1997. The decrease was due to a decrease in revenues from its legal process business.

         Total Core Operations Gross Profit was $2,617,251 for fiscal 1998 compared to $2,652,309 for fiscal 1997 due primarily to a decrease in equipment sales for the core operations.

         General and administrative expenses incurred during fiscal 1998 were $1,352,582 compared to $945,130 for fiscal 1997 reflecting an increase of $407,452. This increase is a result of additional management and staff to support the administration of the acquisitions that were added during fiscal 1998.

         The Core Operations recorded selling expenses for fiscal 1998 in the amount of $759,738 compared to $641,476 for fiscal 1997 representing an increase of $118,262. The increase was primarily due to increased costs as a result of the acquisitions of Telecom and TWG.

         The depreciation and amortization expenses excluding amortization of goodwill from the acquisitions incurred during fiscal 1998 were $52,970 compared to $49,280 for fiscal 1997.

         The Core Operations had earnings before income taxes and remeasurement loss for fiscal 1998 of $488,469 compared to $1,074,232 during fiscal 1997. The decrease was due to the decrease in sales and increase in support costs incurred during 1998 to provide a management and staffing structure that can sustain the expected growth from acquisitions. The Wholesale Group has recorded a Net Loss before income taxes recovery for the period since acquisition of $5,667 and Telecom Corporation recorded Net Earnings before income taxes of $235,166 resulting in a combined Net Earnings before Income Taxes and remeasurement loss of $675,425.

         The Core Operations recorded net earnings of $236,371. The Wholesale Group recorded a Net Loss for the period since acquisition of $3,874 and Telecom Corporation has recorded Net Earnings of $141,186 resulting in combined Net Earnings after Income Taxes of $381,431.

         As a result of the acquisitions as illustrated in Note 2 of the "Notes to Financial Statements" "Business Acquisitions" the foregoing has impacted the balance sheet as at November 30, 1998 from November 30, 1997 as follows:

         Cash at November 30, 1998 was $72,649 compared to $1,041,203. At November 30, 1997 the Company's trade receivables were $4,768,790 compared to $2,389,352 at November 30, 1997 an increase of $2,379,438. Inventory was $3,413,157 at November 30, 1998 compared to $1,149,882 at November 30, 1997 increasing $2,263,275. The Company has recorded income taxes receivable of $234,730 during fiscal 1998. Capital assets have increased $179,960 mainly as a result of the acquisitions. The Company has a future income tax benefit in the amount of $602,380 for fiscal 1998 compared to $346,704 fiscal 1997. The company has other assets representing $452,661 of costs incurred related to the issuance of the Convertible Note offerings, which will be recorded to retained earnings when the Notes are converted and $51,623 of costs relating to the acquisition of Eastern Equipment Brokers, Inc., ("EEB") which will be recorded as part of the purchase price of EEB on the date of acquisition. The Company has acquired goodwill as a result of the acquisition of Telecom and TWG in the amount of $6,040,104 increasing from the balance at November 30, 1997 of $665,408 to $6,639,851. The Company's total assets have increased to $16,829,031 at November 30, 1998 from $6,017,773 at November 30, 1997, due to an increase in receivables, inventory and goodwill acquired from the 1998 acquisitions.

         The Company has a bank credit facility utilized at November 30, 1998 in the amount of $1,346,349 as acquired debt of Telecom Corporation compared to Nil at November 30, 1997. The Company's accounts payable and accrued liabilities are $4,242,498 at November 30, 1998 compared to $1,109,911 at November 30, 1997. The
Company has Long Term Debt of $504,207 relating to a note payable to the former principal of Telecom bearing interest at 5% repayable in quarterly installments of $62,500 plus accrued interest.

         The Company's equity has increased $5,580,599 from fiscal 1997 mainly due to the issuance of Convertible Notes (see "1998 Private Placement of Securities") and common shares issued pursuant to the acquisitions.

Historical Fiscal 1997 Compared to Fiscal 1996

         Total Company revenues were $13,848,996 for the year ending November 30, 1997 ("fiscal 1997") compared to $10,544,545 for the year ending November 30, 1996 ("fiscal 1996").

         Equipment Sales for the fiscal 1997 were $13,445,126 compared to $10,265,353 for the fiscal year 1996 representing an increase of $3,179,773. This increase in sales is a result of the increased number of high volume copier sales to end-users with higher unit sale valued. Cost of Equipment Sales for the fiscal year 1997 were $10,883,429 or 81% compared to $8,529,512 or 83% for the fiscal year 1996. Equipment Sales primarily consist of sales of used photocopier equipment.

         The decreased cost of sale percentage for fiscal 1997 was due to the elimination of low margin Xerox Award Credit sales (the "Credits"). These credits were issued in February 1994 in settlement of a class action lawsuit filed against Xerox. Xerox provided the administration and the Xerox Award Credit Account was set up for the recipients of the Credits. The Credits could be used by the beneficiary or its transferee for purchases of equipment, parts, software and supplies from Xerox up to August 2, 1997. The Credits could also be transferred, consolidated or split. The Company purchased these Credits from certain unaffiliated holders and resold them. In 1996, the Company had sales of Credits of approximately $2,000,000, which generated a gross profit of 5%. In 1997, however, the Company had no sales of Credits.

         Collection revenues for the fiscal year 1997 were $403,870 compared to $279,193 in fiscal year 1996 reflecting an increase of $124,677. The Collection activities cost of sales was $313,258 compared to $142,001 resulting in gross profit of $90,612 for fiscal year 1997 compared to $137,192 for fiscal year 1996. The decrease in Gross margin was due to an increase in collection

/administration costs during fiscal 1997. Management believes that it can supplement this increase in support costs with increased revenues from its legal process business now being offered to its existing and potential customers.

         Total Company Gross Profit was $2,652,309 for fiscal 1997 compared to $1,873,033 for fiscal 1996 due primarily to an increase in equipment sales.

         General and administrative expenses incurred during fiscal 1997 were $945,130 compared to $777,001 for fiscal 1996 reflecting an increase of $168,129. This increase is a result of increased support staff added during fiscal 1997.

         The Company recorded selling expenses for fiscal 1997 in the amount of $641,476 compared to $392,749 for fiscal 1996 representing an increase of $248,727. The increase was primarily due to an increase in travel and promotional expenses incurred by the management to promote new clients and the addition of an inside sales force under the direction of a new Director of Sales.

         The depreciation and amortization expenses incurred during fiscal 1997 were $49,280 compared to $37,020 for fiscal 1996.

         The Company had no interest costs during fiscal 1997 compared to $31,921 during fiscal 1996, as a result of the debt conversion on October 15, 1996. The Company had interest income for fiscal 1997 of $57,809 compared to $33,311 for fiscal 1996.

         The Company reported a remeasurement gain for fiscal 1997 in the amount of $249,648 compared to a remeasurement loss of $32,526 for fiscal 1996.

         The Company's Net Earnings before income taxes was $1,323,880 for fiscal 1997 compared to $635,127 for fiscal 1996. The Company recorded income taxes in the amount of $280,102 for fiscal 1997 and Nil for fiscal 1996 as a result of the effects of loss carryforwards.

         The Company had Net Earnings for fiscal 1997 of $1,043,778 or $.204 earnings per share ($.164 fully diluted) compared to $635,127 or $.277 earnings per share ($.245 fully diluted).

Liquidity and Capital Resources

         The Company presently has sufficient cash on hand to sustain its current operations at current levels and will be able to sustain its operations for the next twelve months through internally generated funds and the current lines of credit available from a various lending institutions in the consolidated amount of $4,430,000.

         During the first quarter of fiscal 1999, the Company began negotiating a refinancing of the existing lines of credit and the addition of other acquisition and working capital credit facilities with American National Bank and Trust Company of Chicago, pursuant to which the Company will receive working capital lines of credit ("WLCs") of totaling $5.6 million, and an additional line of credit of $2 million ("ALC") to be used by the Company for acquisitions. The WLCs and ALC are for one year, are renewable thereafter from year to year provided certain covenants of the Company are maintained and bear interest at the Prime Rate of the Bank in the case of the WLCs and the Prime Rate plus 1/2% year in year one and the Prime Rate in year two in the case of the ALC.

         In furtherance of the Consolidation Plan, the Company has an additional $1.2 million through the sale of Class B Shares, available.

         At November 30, 19987 the Company had working capital of approximately $3.2 million.


ITEM 7 - FINANCIAL STATEMENTS


                              CURRENCY PRESENTATION


          Effective for the fiscal year ending November 30, 1998 the Company has changed its functional currency to that of the United States. Except as otherwise specifically indicated, all dollar amounts in the Report are expressed in United States ($). The Company has adjusted the comparative numbers to conform to that of the United States. The Company's Canadian operations have translated historical information based on historical rates. For the convenience of the reader certain of these dollar amounts have been translated into United States dollars (U.S.$) at the currency noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank in New York in effect at the applicable dates. The following table sets forth, for the periods and dates indicated, certain information concerning the exchange rate of the Canadian dollar for United States dollars.

Year            at November 30       Average Rate            High          Low
----            --------------       ------------            ----          ---

1994               .7267                .7335               .7733        .7174
1995               .7349                .7294               .7512        .7105
1996               .7399                .7336               .7472        .7274
1997               .7020                .7226               .7423        .7020
1998               .6564                .6779               .7105        .6341

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    NONE

                                    PART III


ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The executive officers and directors of the Company are as follows:

Name                          Age          Office
----                          ---          ------

Marvyn A. Budd                46           President, Chief Executive Officer
                                           and Director

Ronald J. Faust               50           Executive Vice President, Secretary
                                           and a Director

Edwin S. Lax                  49           Executive Vice-President
                                           and Director

Christopher D. Walker         38           Chief Financial Officer
                                           Vice-President Finance

Jack McSorley                 38           Vice-President of Sales

Ajit G Hutheesing             62           Director

Allan Lyons                   58           Director

James F. Kay                  71           Director

Larry Lunt                    37           Director

         Marvyn A. Budd has been a Director and President of the Company since December 1983. Mr. Budd is also a Director and a Vice President of Metropolitan Collection Service, Inc. ("MCS").

         Ronald J. Faust has been a Director, Executive Vice-President and Secretary of the Company since December 1983. Mr. Faust is also a Director, President, and Secretary of MCS. He currently acts as an advisor and active participant in the Province of Ontario's Attorney General Office in the restructure of the operations and processing procedures of the Ontario Court System. He is the Chairman of the Court Committee for the Ontario Society of Collection

Agencies which is the sole Canadian organization representing the industry.

         Edwin S. Lax has been a Director and Executive Vice-President of the Company since 1983. Mr. Lax is also a Director and Vice President of MCS.


         Christopher D. Walker, C.M.A, has been Chief Financial Officer of the Company since August 1988. Mr. Walker is also a Vice President of Finance of MCS. Prior to joining Officeland Inc. Mr. Walker was principal accounting manager for Sketchley Cleaning Services Limited, a retail dry cleaning chain from 1985-1988.

         Jack McSorley has been employed with the Company since December 1995. Prior to joining the Company Mr. McSorley spent approximately seven years with Xerox Canada in Sales and Management Support positions winning numerous National awards for his business results. Upon leaving Xerox, he went to Citibank to help launch the newly created Canadian Credit Card Facility that amalgamated the credit card portfolios of Citibank, EnRoute and Diners Club. Here again he achieved substantial year over year increases in business providing a strong foothold for the Diners Club Card in Canada. As Vice President of Sales, Mr. McSorley has been instrumental in managing the Company's revenue growth.

         Ajit G. Hutheesing, age 62, is has been Chairman of the Board and Chief Executive Officer of International Capital Partners, Inc. since 1992 and a director and Chief Executive Officer of ICP Investments, Inc. since 1994. He is a director of Shared Technologies Cellular and Counsel Corporation, both public companies. He received his M.A. degree from Cambridge University and his M.B.A. degree from Columbia University.

         Allan R. Lyons, age 58, has been a Director of the Company since 1998. He is a member of the Audit Committee of the Board. Mr. Lyons is a senior member of the firm Piaker and Lyons CPAs in Vestal, New York, which he joined in 1964. Mr. Lyons is an active investor and has served on a number of Boards of public and private companies. He is currently a member of the Board of Directors of Franklin Credit Management Corporation, Organic Food Products, Inc., STARlog Franchise Corporation and Scoreboard, Inc., all publicly traded companies. Scoreboard, Inc. filed for Chapter XI bankruptcy in March 1998. Mr. Lyons is a member of the American Institute of CPAs, the New York State Society of CPA's and the International Association for Financial Planning. Mr. Lyons was the Comptroller and Finance Director of the Town of Vestal from 1970 to 1997 and is on the Board of Advisor - School of Management - Binghamton University.

         James F. Kay has been a Director of the Company since 1998. He is a member of the Audit Committee of the Board. He is currently and for the past five years been an officer and director of CME Capital Inc., a Canadian public company engaged in the business of merchant banking. Mr. Kay has been involved in a wide range of successful businesses, engaged in the industrial and home furnishing manufacturing, specialty retailing, real estate ownership and management, and oil and gas industries. He is sole shareholder of Keren Management Limited, the General Partner of Keren Limited Partnership ("Keren"), an owner, operator, and developer of a research facility located in Westchester County, New York. Keren is currently operating as Debtor-in Possession under Chapter 11 of the Bankruptcy Act. Mr. Kay received his B.Comm. and B.A. in Economics from the University of Manitoba in 1942. Mr. Kay served overseas as an officer during WW II.

         Larry Lunt has been a Director of the Company since 1998. Mr. Lunt is a Belgian national who received his MBA from Sophia University in Tokyo, Japan. He began his career with EDS in Europe in 1985, with the mission to develop the European market. In 1990, Mr. Lunt started developing his own private equity investment portfolio, primarily in Europe and Asia. >From that time, he also became more involved in the ARTAL Group, of which he is director. ARTAL is a private holding Company with extensive investments around the world, with total assets of $2 billion.


ITEM 10 - EXECUTIVE COMPENSATION



                           Summary Compensation Table

         The following table sets forth the aggregate cash compensation paid for services rendered to the Company during the last three fiscal years for the Company's Chief Executive Officer and two most highly compensated executive officers. Directors of the Company have received no compensation for acting as such.


                                                                                          Long-Term Compensation
                                              U.S. Annual Compensation                             Awards
                                           ------------------------------   Restricted           Securities
                                           Fiscal                             Share             Underlying *
           Name and Position                Year      Salary        Bonus    Award(s)          Options/SARs #
           -----------------                ----      ------        -----    --------          --------------
Marvyn Budd, President & CEO               1998       $137,857       -0-       -0-                148,536
                                           1997         97,910       -0-       -0-                107,059
                                           1996         79,962       -0-       -0-                  -0-


Ronald J. Faust, Executive V.P.            1998       $137,857       -0-       -0-                148,536
                                           1997         97,910       -0-       -0-                107,059
                                           1996         79,962       -0-       -0-                  -0-


Edwin S. Lax, Executive V.P.               1998       $137,857       -0-       -0-                148,536
                                           1997         97,910       -0-       -0-                107,059
                                           1996         79,962       -0-       -0-                  -0-

Christopher D. Walker                      1998       $90,714        -0-       -0-                22,852
                                           1997        60,000        -0-       -0-                16,724
                                           1996        60,000        -0-       -0-                  -0-

Jack McSorley                              1998       $90,714        -0-       -0-                22,852
                                           1997        60,000        -0-       -0-                16,724
                                           1996        60,000        -0-       -0-                  -0-


In addition to the above Messrs. Budd, Faust, Lax received an annual auto allowance in the amount of U.S. $9,600 (1998) plus an annual club allowance of U.S. $7,500.

* Options to acquire shares of common stock.

In addition to the above, Messrs. Walker and McSorley received an annual auto allowance in the amount of $6,500.00.

Employment Agreements

         The Company entered into Employment Agreements effective as of December 1, 1997 with each of Marvyn A. Budd, President, Ronald J. Faust, Executive Vice President and Edwin S. Lax, Executive Vice President. The Employment Agreements are renewable from year to year and have been renewed by the Company for fiscal year 1999. Pursuant to the terms of the agreements, Messrs. Budd, Faust, and Lax each received an annual salary of U.S. $125,000 for the first year of their respective agreements. The Employment Agreements provide that their annual salaries be not to be less than U.S.$125,000. The Employment Agreements further provide that each of Messrs. Budd, Faust & Lax each receive an annual bonus (the "Bonus") equal to 1% the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA"), as reflected in the Company's financial statements for each fiscal year of the Company during which each is employed by the Company, up to a maximum of U.S. $30,000 in each fiscal year. The Bonus shall be determined and paid within 90 days following the expiration of each fiscal year. Pursuant to the agreements, Messrs. Budd, Faust and Lax are prohibited from becoming associated with or acquiring any interest in any entity in competition with the Company in any State or Province in which the Company has a retail or wholesale outlet nor can they solicit, on behalf of themselves or others, suppliers or customers of the Company, wherever situated during the term of their employment and for a period expiring one year after termination of the agreements. Messrs. Budd, Faust and Lax agreements are terminable without cause by the Company giving one year's notice of termination or are terminable without notice to Messrs. Budd, Faust, or Lax, upon payment by the Company of one year's salary.

         The Company entered into Employment Agreements effective as of December 1, 1997 with each of Christopher D. Walker, Vice President and Chief Financial Officer, and Jack McSorley, Vice President of Sales, Office Equipment Division. Their Employment Agreements are for a period of three years. Pursuant to the terms of the agreements, Messrs. Walker and McSorley each receive an annual salary of U.S. $80,000 for each year of their respective agreement. Mr. McSorley's agreement further provides for the issuance by the Company of options (the "McSorley Options") to purchase 41,535 common shares of the Company at a purchase price of one cent ($.01) per share as follows: 10,000 McSorley Options on November 30, 1998 and November 30,1999, and 21,535 McSorley Options on November 30, 2000. provided however, the options will not be issued if the Company does not achieve; (i) consolidated annual earnings before interest and taxes of $1,000,000 in each fiscal year, and (ii) an annual compound growth rate of 20% per annum determined in each fiscal year. Under the agreements, Messrs. Walker and McSorley are prohibited from becoming associated with or acquiring any interest in any entity in competition with the Company in any state or province in which the Company has a retail or wholesale outlet nor can they solicit suppliers or customers of the Company, wherever situated during the term of their employment and for a period expiring one year after termination of the agreement. Messrs. Walker and McSorley's agreements are terminable without cause by the Company by giving one year's notice of termination or are terminable without notice to Messrs. Walker and McSorley upon payment by the Company of one year's salary.

                           EMPLOYEE STOCK OPTION PLAN

         In 1995, the Shareholders of the Company adopted an Employee Stock Option Plan (the "Plan"), pursuant to which the Company reserved a total of 1,150,000 Common Shares for the exercise of options to purchase Common Shares (the "Options") that may be granted under the Plan. The Plan commenced on December 1, 1995 and terminates on November 30, 2001. The Plan provides that no Options are available for grant if the Company does not achieve a "Base" amount of pretax profits in any fiscal year ending

November 30 (the "Fiscal Year"). The Base amount is defined as $500,000 for the Fiscal Year ended November 30, 1996. Thereafter the Base amount is the greater of $500,000 plus the amount of pretax profits in Options may be granted and U.S. $.30 per share thereafter. The granting of Options is solely at the excess of $500,000 achieved in the Fiscal Year or the highest amount of pretax profits achieved in any Fiscal Year during the term of the Plan. The number of Options that are available for grant would be one Option for each Canadian dollar of pretax income in excess of the Base amount. The exercise price for any Options that may be granted under the Plan is no less than U.S. $.20 per share for first two years in which e discretion of the Board of Directors. Persons who are eligible to receive Options are directors, officers and full time employees of the Company.

         Options issued pursuant to the Plan are fully vested and exercisable upon issuance. Options will expire on the date set forth on the option agreement pursuant to which they were issued, except that they may expire sooner in any of the following circumstances: (i) Options held by employees will expire promptly following the resignation or termination for cause of an employee; (ii) Options held by employees will expire one month following the termination of employment for any reason except for death or the circumstances described in clause (i) preceding; and (iii) Options held by directors (who are not officers or employees) will expire six months following the resignation or removal of such holder as a director. Options held by a deceased holder will not expire prior to the stated expiration date by reason of such death, but may be exercised at any time prior to the expiration date by the deceased's heirs or legal representatives. Except as described in the preceding sentence in the event of death, the Options are not transferable. In the event the Company enters into an agreement providing for the sale of substantially all of the Company's assets or in the event the Company receives a take-over bid for all of Company's outstanding capital stock, the Board of Directors is authorized to accelerate the stated exercise period of all outstanding Options by delivering written notice to all holders declaring the date by which all outstanding Options must exercised. The Plan requires that all Options be granted pursuant to certain mandatory terms, including those terms described earlier in this paragraph, except that the Board of Directors is authorized to set additional terms that are not inconsistent with the Plan.

         On October 16, 1997 the Company granted 410,610 options at U.S. $0.40 per common share. These options represent the first grant entitlement issued by the Company under the Plan. No options are available for grant in any fiscal year during which the Company does not achieve a base amount of Pretax profits.

         On July 15, 1998 the Company granted 571,292 options at U.S. $3.00 per common share. These options represent the second grant entitlement issued by the Company under the Plan. No options are available for grant in any fiscal year during which the Company does not achieve a base amount of Pretax profits. The Company has since canceled all further grants that may be made available under the Plan.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS and MANAGEMENT

         The following table sets forth certain information as of November 30, 1998 with respect to the beneficial ownership of Common Shares by (i) each person who owns beneficially more than 5% of the outstanding Common Shares, (ii) each director and executive officer of the Company, and (iii) all officers and directors of the Company as a group.


                  Name & Address of(6) (2)                   Amount and Nature               Percent of
Title of Class        Beneficial Owner                    of Beneficial Ownership              Class
--------------        ----------------                    -----------------------              -----
Common            Marvyn A. Budd (1) (3) (13)                   807,771                          8%

Common            Edwin S. Lax (1) (4)                          764,856                          7%

Common            Ronald J. Faust (1) (5)                       832,517                          8%

Common            Christopher Walker (1) (91)                   178,909                          2%

Common            James Kay (10) (14)                            66,174                          1%
                  c/o CME Capital 7 Clarence Square
                  Toronto, Ontario, M5V 1H1

Common            Allan R. Lyons (13)                           447,039                          4%
                  2521 Vestal Pkwy,
                  Vestal, New York 13851

Common            Jack McSorley (1) (8)                         120,690                          1%

Common            Stammer Limited Partnership (7)               381,000                          4%
                  5375 East Hunter Ave.,
                  Anaheim Ca. 92807

Common            John Einarsen (7)                             750,000                          7%
                  285 Industrial Drive,
                  Wauconda, Ill 60084

Common            Ardara Investments (11)                     1,739,493                         17%
                  300 First Stamford Place,
                  Stamford Connecticut, 06902

Common            Larry Lunt (11)
                  c/o Ardara Investments)                     1,739,493                         17%
                  300 First Stamford Place,

Common            Ajit Hutheesing                                44,115                          0%
                  c/o International Capital Partners (12)
                  300 First Stamford Place, Stamford
                  Connecticut, 06902Common

                  Officers and Directors as                   5,001,564
                  A Group

(1) Address is c/o the Company, 312 Dolomite Drive, suite #212, Downsview, Ontario M3J 2N2
(2) For the purpose of the above table and the following notes, the Company's Common Shares shown as "beneficially owned" includes all securities which pursuant to Rule 13d-3 under the Exchange Act may be deemed to be "beneficially owned" including, without limitation, all securities which the "beneficial owner has the right to acquire within 60 days, as, for example through the exercise of any option, warrant or right, the conversion of convertible securities or pursuant to the power to revoke a trust discretionary account or similar arrangement, including Common Stock Options issued October 16, 1997 and July 15, 1998.
(3) Includes 102,054 shares owned by Susan Budd, the wife of Marvyn Budd, 107,059 common share purchase options exercisable at $.40 per share, 148,536 common share purchase options exercisable at $3.00 per share, 2,647 Class B Shares convertible into common share, 2,647 common share purchase warrants exercisable at $1.50 and 2,647 common share purchase warrants exercisable at $2.00 per share obtained when Class B shares converted.
(4) Includes 50,017 shares owned by Bonnie Lax, the wife of Edwin Lax, 107,059 common share purchase options exercisable at $.40 per share, 148,536 common share purchase options exercisable at $3.00 per share, 1,177 Class B Shares convertible into common shares within sixty days, 1,177 common share purchase warrants exercisable at$1.50 per share and 1,177 common share purchase warrants exercisable at $2.00 per share obtained when Class B shares converted.
(5) Includes 267,714 shares owned by Gail Faust, the wife of Ronald Faust. Includes 246,667 shares owned by R.J. Faust Family Trust. 107,059 common share purchase options exercisable at $.40 per share, 148,536 common share purchase options exercisable at $3.00 per share, 2,647 Class B Shares convertible into common shares within sixty days, 2,647 common share purchase warrants exercisable at $1.50 per share and 2,647 common share purchase warrants exercisable at $2.00 per share obtained when Class B shares converted.
(6) The percentage of ownership of the class of voting securities in the above table has been calculating by dividing (I) the aggregate number of shares of such class actually owned plus all shares of such class which may be deemed to be "beneficially owned", by (ii) the number of shares of such class actually outstanding plus the number of shares of such class such "beneficial owner" may be deemed to be "beneficially owned" assuming the other acquisitions of shares of such class through the exercise of any option, warrant or right by any other person.
(7) Common Stock reserved for issuance pursuant to the Terms and Conditions of the acquisition agreements of The Wholesale Group and Telecom corporation.
(8) Includes 16,724 Common share purchase options exercisable at $.40 per share, 22,852 common share purchase options exercisable at $3.00 per share, 883 Class B Shares convertible into common shares within sixty days, 883 common share purchase warrants exercisable at $1.50 per share and 883 common share purchase warrants exercisable at $2.00 per share obtained when Class B shares converted.
(9) Includes 16,724 Common share purchase options exercisable at $.40 per share, 22,852 common share purchase options exercisable at $3.00 per share.
(10) Includes 22,058 Class B Shares convertible into common shares within sixty days, 22,058 common share purchase warrants exercisable at $1.50 per share and 22,058 common share purchase warrants exercisable at $2.00 per share obtained when Class B shares converted.
(11) Larry Lunt is a Director of Ardara Investments. Includes 579,831 Class B Shares convertible into common shares within sixty days, 579,831 common share purchase warrants exercisable at $1.50 per share and 579,831 common share purchase warrants exercisable at $2.00 per share obtained when Class B shares converted.
(12) Includes 14,705 Class B Shares convertible into common shares within sixty days, 14,705 common share purchase warrants exercisable at $1.50 per share and 14,705 common share purchase warrants exercisable at $2.00 per share obtained when Class B shares are converted.
(13) Includes 41,067 common share purchase options exercisable at $.40 per share, 57,129 common share purchase options exercisable at $3.00 per share. Stamford Connecticut, 06902

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Not Applicable

ITEM 13 - EXHIBITS, LISTS AND REPORTS ON FORM 8-K

Exhibit
Numbers            Description of Exhibits
-------            -----------------------
  3.1             Certificate of Incorporation and Amended Certificate of Incorporation of the Company. (1)
  3.1.1           Articles of Amendment to the Certificate  of Incorporation of the Company, filed on May 12,
                  1998 and again June 4, 1998. (2)
  3.1.2           Articles of Amendment to the Certificate of Incorporation of the Company, filed on  November
                  1998. (3)
  3.2             Amended Bylaws of the Company. (1)

  4.1             Form of Representative's Warrant. (1)
  4.1.1           Form of Note Warrant. (2)
  4.1.2           Form of Senior Subordinated Unsecured Convertible Note. (2)
  4.1.3           Form of Senior Subordinated Unsecured Convertible Note dated November 10, 1998. (3)
  4.1.4           Specimen of Common Share Certificate. (1)
  4.1.5           Specimen of Redeemable Warrant Certificate. (1)
  4.1.5(a)        Specimen of amended Redeemable Warrant Certificate. (6)
  4.1.6           Form of Common Share ($1.50) Warrant. (3)
  4.1.7           Form of Common Share ($2.00) Warrant. (3)
  4.1.8           Specimen of March Warrant. (7)
  4.1.9           Specimen of Unit Certificate. (7)
  9.1             Voting Trust Agreement, dated as of June 4, 1998. (2)
  9.1.1           Amending Agreement dated as of November 10, 1998 to Voting Trust Agreement of June 4, 1998. (3)

 10.1             Lease between the Company and Dolomite Manor Corporation. (5)
 10.1.1           Agreement between the Company and Kodak. (4)
 10.1.2           Agreement between the Company and Danka. (4)
 10.1.3           Stock Purchase Agreement By and Among Officeland Inc., the Stammer Family Limited Partnership
                  and Marlin R. Stammer, dated May 12, 1998. (2)
 10.1.4           Stock Purchase Agreement between Officeland Inc. and John Einarsen, effective as of October 9,
                  1998. (8)
 10.1.5           Lease Agreement between The Wholesale Group, Inc. and Marlin and Gloria Stammer, dated December
                  13, 1997. (2)
 10.1.6           Lease Agreement by and between John Einarsen, as Landlord, and Telecom Corporation of Chicago,
                  as tenant. (8)
 10.1.7           Officeland Inc. Guaranty of Lease Agreement (8)
 10.1.8           Loan Agreements, dated as of June 4, 1998, between the Company and each of Marvyn Budd, Edwin
                  S. Lax and Ronald J. Faust. (2)

  10.1.8(a)       Loan Amending Agreements, dated as of November 9, 1998, between the Company and each of Marvyn
                  Budd, Ronald J. Faust, and Edwin S. Lax. (3)
  10.1.9          Loan and Security Agreement by and between Telecom Corporation of Chicago and American National
                  Bank and Trust Company of Chicago, a National Banking Association. (8)
  10.1.10         Officeland's Continuing Guaranty of Loan and Security Agreement. (8)
  10.1.11         Revolving Credit Note pursuant to and in accordance with Loan and Security Agreement. (8)
  10.2.1          Employment Agreement with Marvin Budd, Edwin S. Lax, Ronald J. Faust and Christopher D. Walker. (1)
  10.2.2          Employment Agreement with Marvin Budd, Edwin S. Lax, Jack McSorley and Christopher D. Walker. (2)
  10.2.3          Agreement with Atlantis Capital Partners, Ltd. (6)
  10.2.4          Employment Agreement by and among John Einarsen, Telecom Corporation of Chicago and Officeland
                  Inc. (8)
  10.2.5          Senior Subordinated Unsecured Convertible Notes Purchase Agreement, dated as of June 4, 1998. (2)
  10.2.6          Amending Agreement dated October 23, 1998 to Senior Subordinated Unsecured Convertible Notes
                  Purchase Agreement of June 4, 1998. (3)
  10.2.7          Senior Subordinated Unsecured Convertible Notes Purchase Agreement of November 10, 1998
                  ("The Restructured Purchase Agreement"). (3)

  11.1            Statement re: computation of per share earnings. (10)

  13.1            Annual Report For the Fiscal Year Ended November 30, 1997. (9)

  21.1            Subsidiaries of the Company. (6)

  23.1            Consent of Moskowitz Altman & Hughes LLP. (6)
  23.3            Consent of Robins Appleby and Taub. (2) (6)

  24.1            Powers of Attorneys. (4)

  27.1            Financial Data Schedule. (10)

Notes

(1) Incorporated by reference from the Company's Registration Statement on Form S-18 declared effective December 17, 1986.

(2) Incorporated by reference from the Company's filing of a Report of Foreign Issuer on Form 6-K and Form 6-K/A filed on June 23, 1998 .

(3) Incorporated by reference from the Company's Report on 8-K/A filed on February 9, 1999.

(4) Incorporated by reference from the Company's Registration Statement on Form SB-2 filed on December 23, 1996.

(5) Incorporated by reference from the Company's Registration Statement on Amendment No.1 to Form SB-2 filed on January 16, 1997.

(6) Incorporated by reference from the Company's Registration Statement on Amendment No.2 to Form SB-2 filed on March 13, 1997.

(7) Incorporated by reference from the Company's Registration Statement on Amendment No.3 to Form SB-2 filed on March 21, 1997.

(8) Incorporated by reference from the Company's Report on 8-K/A filed on January 29, 1999.

(9) Incorporated by reference from the Company's Annual Report on Form 20-F filed on February 20, 1998 and on Form 20-F/A filed on June 19, 1998.

(10) Filed herewith.


ITEM 13(b):  REPORTS ON FORM 8-K.

         Listed below are reports on Form 8-K filed during the last quarter of the period covered by this report:

         November 18, 1998

ITEM 13. SELECTED FINANCIAL DATA US GAAP

The following Selected Financial Data of the Company as of and for the years ended, November 30, 1998, 1997, 1996, 1995 and 1994 have been derived from the financial statements that have been examined by Grant Thornton, Independent Chartered Accountants, whose report with respect to such financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Result of Operations appearing elsewhere in this report, and is reported in accordance with US, GAAP and reported in US Dollars. For a reconciliation to U.S. GAAP see "Notes to Consolidated Financial Statements #19".

Statement of Income Data                                           FISCAL YEAR ENDED NOVEMBER 30
------------------------
                                                       1998          1997          1996          1995          1994
                                                       ----          ----          ----          ----          ----
Net Sales                                          $16,931,096   $13,848,996   $10,544,546   $ 4,410,726   $ 2,376,276

Income (Loss) from Continued Operations,
  before Extraordinary Items, and Income Taxes     $   318,050   $  (972,471)  $   292,994   $   337,164   $    52,491

Extraordinary Items                                $         0   $         0   $         0   $         0   $         0

Net Income (Loss) before Income Taxes              $   318,050   $  (972,471)  $   292,994   $   337,164   $    52,491

Income Taxes (Recovery)                            $     9,991   $   184,124   $   (54,573)  $         0   $        0

Net Income (Loss)                                  $   328,041   $  (788,347)  $   238,421   $   337,164   $    52,491

Net Income (Loss) Earnings per Share               $      0.06   $     (0.15)  $      0.10   $      0.15   $      0.2


Balance Sheet Data
------------------
Working Capital (Deficiency)                       $ 3,081,817   $ 3,665,555   $ 1,194,842   $   697,539   $   325,938

Total Assets                                       $16,842,840   $ 6,051,465   $ 4,027,263   $ 1,832,188   $ 1,445,761

Long Term Debt                                     $   216,751   $     1,126   $     6,327   $         0   $        0

Dividends                                          $         0   $         0   $         0   $         0   $        0

Shareholders Equity                                $ 5,383,589   $ 4,792,660   $ 1,998,472   $ 1,161,805   $   812,948


                                           Officeland Inc.
                                           Consolidated Financial Statements
                                           (expressed in U.S. dollars)
                                           November 30, 1998

Contents









                                                                          Page
                                                                          ----

Auditors' Report                                                             1

Consolidated Statement of Earnings and Deficit                               2

Consolidated Balance Sheet                                                   3

Consolidated Statement of Cash Flows                                         4

Notes to the Consolidated Financial Statements                          5 - 27

Auditors' Report


To the Shareholders of
Officeland Inc.

We have audited the consolidated balance sheets of Officeland Inc. as at November 30, 1998 and 1997 and the consolidated statements of earnings and deficit, and cash flows for each of the three years ended November 30, 1998, 1997, and 1996. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at November 30, 1998 and 1997 and the results of its operations and cash flows for each of the three years ended November 30, 1998, 1997 and 1996 in accordance with generally accepted accounting principles in Canada.

Generally accepted accounting principles in Canada differ in some respects from those applicable in the United States (See Note 19).




Markham, Canada                                            /s/ Grant Thornton
January 22, 1999                                           Chartered Accountants

-----------------------------------------------------------------------------------------------------
Officeland Inc.
Consolidated Statement of Earnings and Deficit
(Expressed in U.S. dollars)
Year Ended November 30                                        1998              1997             1996
-----------------------------------------------------------------------------------------------------
Revenue
   Equipment sales                                 $    16,479,770    $   13,445,126   $   10,265,353
   Agency and collection fees                              451,326           403,870          279,193
                                                     -------------      ------------     ------------
                                                        16,931,096        13,848,996       10,544,546
                                                     -------------      ------------     ------------
Cost of sales
   Equipment                                            12,265,537        10,883,429        8,529,512
   Agency and collection                                   416,560           313,258          142,001
                                                     -------------      ------------     ------------
                                                        12,682,097        11,196,687        8,671,513
                                                     -------------      ------------     ------------

Gross profit                                             4,248,999         2,652,309        1,873,033
                                                     -------------      ------------     ------------
Expenses
   General and administrative                            2,247,804           945,130          777,001
   Selling                                               1,222,869           641,476          392,749
   Depreciation and amortization                           111,513            49,280           37,020
                                                     -------------      ------------     ------------
                                                         3,613,137         1,635,886        1,206,770
                                                     -------------      ------------     ------------

Earnings before the following                              666,813         1,016,423          666,263
                                                     -------------      ------------     ------------

Remeasurement loss (gain)                                  245,162          (249,648)          32,526
Interest on debt                                            30,951                 -           31,921
Interest income                                            (39,563)          (57,809)         (33,311)
                                                     -------------      ------------     ------------
                                                           236,550          (307,457)          31,136
                                                     -------------      ------------     ------------

Net earnings before income taxes                           430,263         1,323,880          635,127
Income taxes (Note 13)                                      48,832           280,102                -
                                                     -------------      ------------     ------------

Net earnings                                       $       381,431    $    1,043,778   $      635,127
                                                     -------------      ------------     ------------

-----------------------------------------------------------------------------------------------------

Net earnings per common share (Note 14)            $          0.07    $         0.20   $         0.27
                                                     -------------      ------------     ------------
Fully diluted net earnings per
   common share (Note 14)                          $          0.06    $         0.16   $         0.24
                                                     -------------      ------------     ------------

-----------------------------------------------------------------------------------------------------

Deficit, beginning of year                         $    (4,454,398)   $   (5,233,363)  $   (5,623,747)
Net earnings                                               381,431         1,043,778          635,127
Share issue costs                                                -          (264,813)        (244,743)
                                                     -------------      ------------     ------------

Deficit, end of year                               $    (4,072,967)   $   (4,454,398)  $   (5,233,363)
                                                     -------------      ------------     ------------

-----------------------------------------------------------------------------------------------------

               See accompanying notes to the financial statements.

-----------------------------------------------------------------------------------------------------
Officeland Inc.
Consolidated Balance Sheet
(Expressed in U.S. dollars)
November 30                                                                   1998               1997
-----------------------------------------------------------------------------------------------------
Assets
Current
   Cash (Note 3)                                                   $        72,649    $     1,041,203
   Receivables                                                           4,768,790          2,389,352
   Income tax receivable                                                   234,730                  -
   Inventory of goods for resale                                         3,413,157          1,149,882
   Prepaid and other charges                                               218,077            230,071
   Future taxes receivable                                                 360,229             77,213
                                                                      ------------      -------------
                                                                         9,067,632          4,887,721
Investments (Note 4)                                                       118,521            118,521
Capital assets (Note 5)                                                    256,592             76,632
Future taxes receivable                                                    242,151            269,491
Other assets (Note 6)                                                      504,284                  -
Goodwill                                                                 6,639,851            665,408
                                                                      ------------      -------------

                                                                   $    16,829,031    $     6,017,773
                                                                      ============      =============

-----------------------------------------------------------------------------------------------------

Liabilities
Current
   Bank credit facilities (Note 7)                                 $     1,346,349    $             -
   Accounts payable and accrued liabilities                              4,242,498          1,039,039
   Income taxes payable                                                          -            213,760
   Current portion of long term debt (Note 8)                              302,435              4,880
                                                                      ------------      -------------
                                                                         5,891,283          1,257,679
Long term debt (Note 8)                                                    216,751              1,126
                                                                      ------------      -------------
                                                                         6,108,034          1,258,805
                                                                      ------------      -------------
Shareholders' Equity
Convertible debt (Note 9)                                                5,351,218                  -
Capital stock (Note 10)                                                  9,442,747          9,213,366
Deficit                                                                 (4,072,968)        (4,454,398)
                                                                      ------------      -------------
                                                                        10,720,997          4,758,968
                                                                      ------------      -------------

                                                                   $    16,829,031    $     6,017,773
                                                                      ============      =============

-----------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 11 and 12)


               See accompanying notes to the financial statements

-----------------------------------------------------------------------------------------------------
Officeland Inc.
Consolidated Statement of Cash Flows
(Expressed in U.S. dollars)
Year Ended November 30                                        1998              1997             1996
-----------------------------------------------------------------------------------------------------
Cash derived from (applied to)
   Operating
       Net earnings                                $       381,431     $   1,043,778    $     635,127
       Depreciation and amortization                       111,513            49,280           37,020
       Future income taxes                                 (45,168)          (47,067)               -
                                                     -------------       -----------      -----------
                                                           447,776         1,045,991          672,489
   Changes in
       Receivables                                      (1,612,048)           57,551       (2,018,722)
       Inventory of goods for resale                      (478,894)         (831,879)        (201,319)
       Prepaid and other charges                            50,834           (19,504)         (11,091)
       Other assets                                       (504,287)                -                -
       Accounts payable and accurals                       990,897           975,403        1,660,344
       Income taxes payable (receivable)                  (328,870)          213,760                -
       Future income taxes                                  48,492          (278,900)               -
                                                     -------------       -----------      -----------
                                                        (1,386,100)         (788,384)         101,701
                                                     -------------       -----------      -----------

   Financing
       Increase in bank credit facilities                   25,000                 -                -
       Repayment of advances payable                             -                 -         (310,789)
       Issuance of long term debt                                -                 -           11,100
       Repayment of long term debt                          (4,400)           (8,362)          (6,861)
       Convertible debentures                            3,241,790                 -                -
       Issuance of common shares                               784            11,378          349,638
       Issuance of warrants                                      -                66           49,948
       Repurchase of warrants                                    -           (47,408)               -
       Issuance of units                                         -         2,385,232                -
       Share issue costs                                         -          (264,813)        (244,743)
                                                     -------------       -----------      -----------
                                                         3,263,174         2,076,093         (151,707)
                                                     -------------       -----------      -----------

   Investing
       Purchase of investments                                   -           (89,143)         (29,377)
       Acquisition of The Wholesome
         Group Inc. (Note 2)                              (306,975)                -                -
       Acquisition of Telecom Corporation
         of Chicago (Note 2)                            (2,456,423)                -                -
       Purchase of capital assets                          (93,233)          (48,899)         (33,904)
                                                     -------------       -----------      -----------
                                                        (2,856,631)         (138,042)         (63,281)
                                                     -------------       -----------      -----------
   Effect of remeasurement                                  11,003          (350,295)          38,701
                                                     -------------       -----------      -----------

Net increase (decrease) in cash                           (968,554)          799,372          (74,586)
Cash and short term investments
  Beginning of year                                      1,041,203           241,831          316,417
                                                     -------------       -----------      -----------

   End of year                                     $        72,649     $   1,041,203    $     241,831
                                                     =============       ===========      ===========

Interest paid                                      $        30,951     $           -    $      31,920
Income taxes paid                                  $       234,730     $           -    $           -

-----------------------------------------------------------------------------------------------------

               See accompanying notes to the financial statements.

--------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
Year Ended November 30, 1998
--------------------------------------------------------------------------------

Nature of operations

Officeland Inc. (the Company) is a Canadian corporation. The Company, and certain of its subsidiaries are engaged in the business of the purchasing, refurbishing and selling of used photocopiers and fax machines. Those subsidiaries are located in the United States. The primary activity of the Company and those subsidiaries is within the United States. The Company also has another subsidiary which is located in Canada and provides agency and collection services in the Province of Ontario.


1.     Summary of significant accounting policies

Accounting principles

The Company's accounting and reporting policies conform to generally accepted accounting principles and industry practice in Canada. The financial statements are prepared in United States dollars.

Principles of consolidation

The consolidated financial statements include the accounts of all companies in which the Company has a controlling interest, after elimination of inter-company transactions and balances.

Use of estimates

In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories

Inventories, consisting of equipment for resale, are valued at the lower of cost and net realizable value. Cost is determined on a specific item basis for certain equipment and on the first-in, first-out method for other categories of inventory.

Depreciation

Rates of depreciation are applied to write off the cost of capital assets less estimated salvage value over their estimated useful lives. Furniture and equipment are depreciated on the diminishing balance basis at 20% per year. Automotive equipment is depreciated on the diminishing balance basis at 20% per year. Computer equipment is depreciated on the diminishing balance basis at 30% per year.

--------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
Year Ended November 30, 1998
--------------------------------------------------------------------------------

1.     Accounting policies (continued)

Amortization of intangibles

Goodwill is amortized on a straight line basis over its estimated life of 40 years. On an ongoing basis, the Company reviews the measurement of goodwill for possible impairment based primarily on the ability to recover the balance of goodwill from expected future operating cash flows on an undiscounted basis.

Functional currency

During the year the Company determined that the functional currency was the United States dollar not the Canadian dollar. This change was adopted because of the Company's new strategic focus and organization structure. During 1998 the Company acquired two subsidiaries located in the United States resulting in substantial increased activity therein, accordingly, the financial statements are presented in US dollars. Non-monetary assets and liabilities are remeasured using the historical exchange rates. Monetary assets and liabilities are remeasured based on the rate in effect at the balance sheet date. Revenues and expenses related to non-monetary items are remeasured using the historical exchange rate that apply to the related assets while those related to monetary items are remeasured using the average exchange rate for the period. For 1998 the historical rate applied to non-monetary items is the exchange rate as at November 30, 1997. Exchange gains and losses resulting from the remeasuring are charged to income in the year. The comparative numbers for 1996 and 1997 have been remeasured using the relevant balance sheet rate for assets and liabilities and the average rate for each year for revenues and expenses.

Fair value of financial instruments

The Company's estimate of the fair value of cash and short term investments, receivables, payables and accruals and long term debt approximates the carrying value.

Revenue recognition

Agency and collection fees revenue is recognized when a client receivable is collected from the debtor and remitted to the client. Legal expenses are expensed at the same time as revenue is recognized. Prior to collection, legal expenses are identified on a debtor by debtor basis and are deferred. The deferred amounts, net of estimated allowance for non-recovery, are included in prepaid expenses until expensed. Amounts which are considered non-recoverable are expensed and included in cost of sales.

Equipment revenue is recognized at the time of sale of the equipment.

Commissions on the sale of consignment office equipment are recorded at the time of sale. Commissions for auction services are recorded when the services are rendered.

--------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
Year Ended November 30, 1997
--------------------------------------------------------------------------------

1.     Accounting policies (continued)

Income taxes

The Company has recorded tax benefits of the net operating losses that are available to offset future income taxes because it is the Company's belief, beyond a reasonable doubt, that these benefits will be realized in future periods.

The Company has provided for the tax benefits of temporary timing differences related primarily to differing bases of certain assets and liabilities for financial statement and income tax reporting purposes.

Barter transactions

The Company engages in barter sales and purchases, whereby it exchanges for goods and services the right to acquire other goods and services. For income tax purposes, the transactions are recorded in the accounts at the notional amounts reflected in the respective transaction documents. Under generally accepted accounting principles, these amounts are discounted to fair values.

--------------------------------------------------------------------------------

2.     Business acquisitions

a) Acquisition of The Wholesale Group Inc.

On May 12, 1998, the Company acquired a 100% equity interest in The Wholesale Group Inc. a used photocopier wholesaler and exporter located in Anaheim, California, for consideration of $361,000 cash and 425,000 common shares of Officeland Inc. (market value at the date of acquisition $1,408,025) for total consideration of $1,817,174, including costs to effect the acquisition. As at November 30, 1998, 69,000 of the total 425,000 shares have been issued with the balance placed in escrow to be issued as follows: May 12, 1999, 150,000 shares; May 12, 2000, 100,000 shares; and May 12, 2001, 106,000 shares.

The acquisition was accounted for by the purchase method of accounting. The purchase price included professional fees and other direct costs of the acquisition. Goodwill is being amortized on a straight line basis over it's estimated useful life of 40 years.

b) Acquisition of The Telecom Corporation of Chicago

On October 9, 1998, the Company acquired a 100% equity interest in The Telecom Corporation of Chicago Inc. a re-manufacturer and marketer of used fax machines, small copiers and printeres located in Wauconda, Illinois, for consideration of $2,600,000 cash, 750,000 common shares of Officeland Inc. (market value at the date of acquisition $930,000) and a $500,000 note for total consideration of $4,142,146, including costs to effect the acquisition, plus additional earn out consideration. The 750,000 common shares are placed in escrow and will be issued as follows: January 1, 2000, 225,000 shares; January 1, 2001, 300,000 shares; and January 1, 2002, 225,000 shares. The note bears interest at the

--------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
Year Ended November 30, 1998
--------------------------------------------------------------------------------

2.     Business acquisitions (continued)

Acquisition of The Telecom Corporation of Chicago (continued)

rate of 5% per annum and is repayable in equal quarterly instalments of $62,500 plus accrued interest commencing April 1, 1999.

The vendor shall be paid an additional amount of cash or shares for the three year period commencing December 1, 1998. The Company shall have the discretion, on a year to year basis, in determining whether to pay cash or shares, subject to the vendor requesting up to a maximum of 40% of the additional consideration in cash. The additional consideration is based on annual profits in excess of predefined base amounts. The additional consideration is subject to a maximum amount of 350,000 earn out shares in value. The additional consideration cannot be reasonably determined at this time.

The acquisition was accounted for by the purchase method of accounting. The purchase price included professional fees and other direct costs of the acquisition. Goodwill is being amortized on a straight line basis over it's estimated useful life of 40 years.

c) The allocation of the Company's investments is as follows:

                                                                       Telecom
                                            The Wholesale          Corporation
                                               Group Inc.           of Chicago
                                            -------------          -----------

Non-cash current assets                   $       662,363       $    1,971,632
Capital assets                                     19,620              123,962
Other assets                                       76,236              259,000
Goodwill arising from acquisition               1,668,085            4,372,019
                                            -------------         ------------
Total assets                                    2,426,304            6,726,613
                                            -------------         ------------

Bank indebtedness (net of cash) assumed             2,826              960,626
Long term debt                                     21,965                    -
Accounts payable and other liabilities            584,339            1,623,840
                                            -------------         ------------
                                                  609,130            2,584,466
                                            -------------         ------------

Total purchase price                        $   1,817,174         $  4,142,147
                                            =============         ============

Consideration
   Cash paid, including costs to effect
     acquisition                            $     409,149         $  2,712,146
   Note payable issued as consideration                 -              500,000
   Shares issued as consideration                 228,597                    -
   Shares to be issued                          1,179,428              930,000
                                            -------------         ------------

Total consideration                         $   1,817,174         $  4,142,146
                                            =============         ============

Net cash paid
  Cash, per above                           $     409,149         $  2,712,146
  Less: Cash acquired                            (102,174)            (255,723)
                                            -------------         ------------

Net cash paid                               $     306,975         $  2,456,423
                                            =============         ============


The proforma summary financial information for 1998 and 1997 which reflects the purchase as if they occured at December 1, 1996 is as follows:

                                             (Unaudited)      (Unaudited)
                                                 1998             1997
                                             ------------     ------------

Revenues                                     $ 26,139,443     $ 26,016,731

Net income (loss)                            $      2,215     $  1,154,276

Earnings (loss) per share, basic             $          -     $       0.23

Earnings (loss) pershare, fully diluted      $          -     $       0.18


--------------------------------------------------------------------------------

3.     Cash

Cash includes a trust bank account in which monies collected on behalf of agency and collection clients are deposited until transferred to the clients. The trust funds at the year end were $3,809 (1998) and $1,879 (1997).

--------------------------------------------------------------------------------

4.     Investments

Investments are recorded at cost and represent the Company's investment in two companies which are in the developmental stage of operation. The companies are not publically traded, and hence there is no substantive market value information. The Company's investment does not represent significant influence in the entities.

--------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
Year Ended November 30, 1998
--------------------------------------------------------------------------------

5.     Capital assets                                        1998           1997
                                                             ----           ----

       Cost
       Furniture and equipment                        $   576,529    $   131,522
       Automotive equipment                               120,670              -
       Computer hardware                                  186,300        129,113
                                                        ---------       --------

                                                      $   883,499    $   260,635
                                                        =========       ========

       Accumulated depreciation
       Furniture and equipment                        $   384,915    $   106,409
       Automotive equipment                                87,926              -
       Computer equipment                                 154,066         77,594
                                                        ---------       --------

                                                      $   626,907    $   184,003
                                                        =========       ========

       Net book value
       Furniture and equipment                        $   191,614    $    25,113
       Automotive equipment                                32,744              -
       Computer equipment                                  32,234         51,519
                                                        ---------       --------

                                                      $   256,592    $    76,632
                                                        =========       ========

--------------------------------------------------------------------------------

6.     Other assets

Other assets include:

(i)    Costs related to the issuance of the convertible debenture $452,661 (see
       Note 9) which will be charged to equity when the debentures are converted.

(ii) Costs incurred $51,623 related to a potential acquisition which if completed will be recorded as part of the purchase price on the date of acquisition.

--------------------------------------------------------------------------------

7.     Bank credit facilities

At November 30, 1998 short term bank facilities consisted of operating lines of credit in the aggregate amount of $4,430,000 with banks in the United States and Canada. At November 30, 1998 $1,346,349 has been utilized. The Company has provided a charge over the accounts receivable and other assets of the borrowing subsidiary.

--------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
Year Ended November 30, 1998
--------------------------------------------------------------------------------

8.     Long term debt                                      1998            1997
                                                           ----            ----

Equipment purchase loan bearing interest at
prime plus 2%, repayable in blended monthly
instalments of principal and interest of
$272, maturing March 22, 1999                      $        802    $      6,006

Equipment purchase loan bearing interest at
10.35%, repayable in blended monthly
instalments of principal and interest of
$736, maturing July 1999                                  5,786               -

Equipment purchase loan bearing interest at
9.95%, repayable in blended monthly
instalments of principal and interst of
$724, maturing November 1999                              8,391               -

Unsecured Note payable bearing interest at 5% per
annum, repayable in equal quarterly
instalments of $62,500 plus accrued interest
commencing April 1, 1999                                504,207               -
                                                     ----------      ----------
                                                        519,186           6,006
Less:  current portion                                  302,435           4,880
                                                     ----------      ----------

                                                   $    216,751    $      1,126
                                                     ==========      ==========

--------------------------------------------------------------------------------

9.     Convertible debt                                      1999          1998
                                                             ----          ----

Acquisition consideration payable in common
shares based on the market value of the shares
at the date of acquisition (356,000 shares
@ $3.313); shares to be issued as described
in Note 2(a)                                           $  1,179,428   $       -

Acquisition consideration payable in common
shares based on the market value of the shares
at the date of acquisition (750,000 shares
@ $1.240); shares to be issued as described                 930,000           -
in Note 2(b)

Convertible notes issued June 1998, due
June 4, 2001, bearing interest at 12% per annum.
If the notes are converted no interest shall
be payable. The notes are convertible into
units, each unit being comprised of one
Class A special share and one warrant to
purchase one common share. The warrants have
an exercise price of $3.75 and expire
June 4, 2003. The notes are automatically
converted into units at $3.40 if the Company
achieves certain audited results for fiscal
1998. The Company has achieved these results
and has accordingly not recorded any
interest expense.                                         1,353,855           -

--------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
Year Ended November 30, 1998
--------------------------------------------------------------------------------

9.     Convertible debt (continued)                      1999              1998
                                                         ----              ----

Convertible notes issued November 1998, due
November 10, 2001, bearing interest at 12%
per annum. If the notes are converted no
interest shall be payable. The notes are
convertible into units, each Unit being
comprised of one Class B special share plus
one $1.50 warrant and one $2.00 warrant. The
$1.50 warrants expire on November 10, 2003
and the $2.00 warrants expire on November
10, 2003. The notes are automatically
converted into units at $3.40 if the Company
achieves certain audited results for fiscal
1998. The Company has achieved these results
and has accordingly not recorded any
interest expense.                                   1,887,935                 -
                                                 ------------      ------------

                                              $     5,351,218   $
                                              ===============   ===============

10.    Capital stock

Authorized:
Unlimited number common shares
Unlimited number of Class A special shares
Unlimited number of Class B special shares
Unlimited number of Class C special shares
Unlimited number of Class D special shares
Unlimited number of Class E special shares
Unlimited number of Class F special shares
Unlimited number of restricted Voting class Shares

                                                         1998              1997
                                                         ----              ----
Issued:
5,538,798 common shares (1997 - 5,391,333)    $     9,340,600   $     9,111,219
9,500,000 restricted voting class shares
       (1997 - 9,500,000)                               6,672             6,672
1,375,000 warrants (1997 - 1,375,000)                  95,475            95,475
                                                 ------------      ------------

                                              $     9,442,747   $     9,213,366
                                                 ============      ============

i) On April 3, 1998, 5,000 common shares with a market value of $17,190 were issued in settlement for services rendered pursuant to consulting agreements. The shares have been recorded at $0. For US GAAP purposes the shares have been recorded at $17,190.

ii) On May 12, 1998 the Company issued 69,000 common shares with a market value of $228,597 as partial consideration for the acquisition of The Wholesale Group, Inc. The shares have been recorded at $228,597.

--------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
Year Ended November 30, 1998
--------------------------------------------------------------------------------

10.    Capital stock (continued)

iii) On September 23, 1998, 73,465 common shares with a market value of $91,830 were issued for a combination of $784 cash and in settlement for services rendered pursuant to employee contracts. The shares have been recorded at $784. For US GAAP purposes the shares are recorded at ($91,046) $91,830. For US GAAP purposes the market value adjustment disclosures are included in Note 19 (a)(iv).

iv) During 1997, 16,000 common shares with a market value of $50,252 were issued for a combination of $11,378 cash and in settlement for services received pursuant to consulting agreements. The shares have been recorded at the $11,378. For US GAAP purposes the shares are recorded at $50,252. For US GAAP purposes the market value adjustment disclosures ($38,875) are included in Note 19 (a) (i).

v) On March 1, 1997 the Company issued 48,333 common shares for no consideration pursuant to a financing of promissory notes settled on the Company in December 1996.

vi) On March 25, 1997, the Company completed the issue and sale of 805,000 common share units for proceeds of $2,385,232. Each common share unit consists of one common share and one redeemable common share purchase warrant. The proceeds have been allocated, based on the offering price, to share capital, $2,289,823 and to warrants $95,409. As at the balance sheet date none of these warrants have been exercised.

vii) On March 25, 1997 the Company issued 70,000 underwriter warrants for $66. Each underwriter warrant is exercisable into one common share unit, which consists of one common share and one common share purchase warrant.

viii) The Company has reserved 3,811,000 common shares to meet the Company's obligations outstanding related to warrants, the employee stock option plan, and other arrangements.

ix) On October 1, 1997 the Company granted 410,610 options to employees pursuant to the Employee Stock Option Plan. The plan enables the Company to issue a total of 1,150,000 options under certain conditions until November 30, 2001. This is the first grant entitlement issued by the Company under the plan. This issue is exercisable at $0.40 and expire October 1, 2002.

x) On July 15, 1998 the Company granted 571,292 options to employees pursuant to the Employee Stock Option Plan. The plan enables the Company to issue a total of 1,150,000 options under certain conditions until November 30, 2001. This is the second grant entitlement issued by the Company under the plan. This issue is exercisable at $3 and expires July 15, 2003.

--------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
Year Ended November 30, 1998
--------------------------------------------------------------------------------

10.    Capital stock (continued)

Outstanding options and warrants as at the balance sheet date are as follows:

                               Number    Exercise                         Number
Identification            Outstanding       Price     Expiry Date     Authorized
--------------            -----------       -----     -----------     ----------

March warrants                500,000      $3.63   August 12, 2001       500,000
Unit warrants                 805,000      $3.30   March 25, 2000        805,000
Underwriter warrants           70,000      $3.75   March 25, 2002         70,000
Units underlying
   underwriter warrants        70,000      $3.30   March 25, 2000         70,000
Bridge warrants                60,000      $3.00   March 25, 2000         60,000
Coffins warrants               50,000      $3.30   March 25, 2000         50,000
Employee stock options        410,610      $ .40   October 1,2002        410,610
Employee stock options        571,292      $3.00   July 15, 2003         739,390
                          -----------                               ------------

                            2,536,902                                  2,705,000
                          ===========                               ============

--------------------------------------------------------------------------------

11.    Commitments

i)     Lease arrangements

       The Company has entered into an agreements to rent premises with expiry dates ranging from 2004 to 2008. Minimum rent payable for premises for each of the next five years are as follows:

       1999                                         $    559,936
       2000                                              570,999
       2001                                              580,060
       2002                                              589,146
       2003                                              598,557
       Thereafter                                      1,532,085

ii)    Employment contracts

       The Company and its subsidiaries have employment contracts with its key employees for terms expiring from 2000 to 2001.

--------------------------------------------------------------------------------

12.    Contingencies

The Company has an outstanding letter of guarantee for $16,307 as required by the Collection Agencies Act of Ontario. The letter of guarantee is secured by a cash deposit of equal value. The letter of guarantee is required to secure the proper handling of trust funds.

--------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
Year Ended November 30, 1998
--------------------------------------------------------------------------------

13.    Income taxes

The following table reconciles the statutory federal and provincial incomes taxes to the effective income tax on earnings before taxes.

                                                           1998         1997         1996
                                                           ----         ----         ----
Combined basic income tax                               $ 361,062    $ 501,636    $ 293,767
Other adjustments                                               -      (17,863)           -
Small Business Deduction                                        -            -      (30,794)
                                                        ---------    ---------    ---------
                                                          361,062      483,773      262,973
Tax benefit realized on tax loss carryforward            (312,230)    (203,671)    (262,973)
                                                        ---------    ---------    ---------

                                                        $  48,832    $ 280,102    $       -
                                                        =========    =========    =========


The components of the Company's income tax expense are as follows:

                                                           1998         1997         1996
                                                           ----         ----         ----
Current                                                 $       -    $ 327,169    $       -
Future income taxes                                        48,832      (47,067)           -
                                                        ---------    ---------    ---------
                                                        $  48,832    $ 280,102    $       -
                                                        =========    =========    =========

Future income taxes result primarily from the difference between claiming capital cost allowance on the Company's equipment for income tax purposes and depreciation expense for accounting purposes, and income taxes related to expenses of the common share offerings, and net operating losses carryforward.

The components of the Company's future income taxes are as follows:

                                                  1998             1997
                                                  ----             ----

Share issue costs                              $ 209,735        $ 301,100
Loss carryforward benefit                        586,502          276,912
Capital assets                                    66,975           89,122
                                               ---------        ---------
                                                 853,864          667,134
Valuation allowance                             (260,832)        (320,430)
                                               ---------        ---------

                                               $ 602,380        $ 346,704
                                               =========        =========

--------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
Year Ended November 30, 1998
--------------------------------------------------------------------------------

13.    Income taxes (continued)

The loss carry forward for income tax purposes amounts to approximately $558,000. The tax benefits related to these losses have not been fully recognized in the financial statements. The loss carry forwards expire as follows:

       November 30, 2001                                         $204,000
       November 30, 2002                                          239,000
       November 30, 2003                                           50,000
       November 30, 2005                                           65,000

--------------------------------------------------------------------------------

14.    Earnings per share

Under Canadian GAAP earnings per share are based on the weighted average common shares outstanding. Weighted average common shares used in the computation of earnings per share are 5,446,507, 5,115,673 and 2,294,441 in 1998, 1997 and 1996
respectively. The weighted average common shares plus dilutive shares used in the computation of fully diluted earnings per share are 6,388,865, 6,379,350 and 2,595,811 in 1998, 1997 and 1996 respectively.

In the current year under US GAAP, the Company adopted the provisions of SFAS No. 128, "Earnings per Share." SFAS No. 128 eliminates primary and fully diluted earnings per share and requires the presentation of basic and diluted earnings per share (EPS) in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Prior periods' earnings per share calculations have been restated to reflect the adoption of SFAS No. 128. The weighted average common shares used in the computation of earnings per share are 5,446,507, 5,115,673 and 2,294,441 in 1998, 1997 and 1996 respectively. The weighted average common shares plus dilutive shares used in the computation of diluted earnings per share are 5,718,585, 5,565,641 and 2,591,102 in 1998, 1997 and 1996
respectively.

--------------------------------------------------------------------------------

15.    Comparative numbers

Certain of the comparative figures for 1997 and 1996 have been reclassified to conform with the financial statement presentation adopted for 1998.


--------------------------------------------------------------------------------

16.        Concentrations

The Company has on deposit with its bank depository $293,500 in excess of the deposit insurance coverage provided by the Federal Deposit Insurance Corporation.

During 1998 the Company had two major suppliers, purchases from one approximated 20% (0%, 1997) and from the other approximated 30% (40%, 1997) of inventory purchases. In the event procurement from the first one of these vendors were to be interrupted, the effect on the Company could be adverse. The Company has other suppliers for product similar to the second mentioned supplier.

The Company derives approximately 90% (95%, 1997) of its revenues within the United States.

During 1998 the Company derived approximately 28% (0%, 1997) of its revenue from one customer.

--------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
Year Ended November 30, 1998
--------------------------------------------------------------------------------

17.    Related party transactions

The subsidiary companies lease facilities in the United States from companies controlled by the previous shareholders under terms and conditions reflecting prevailing market conditions at the time the leases were entered into. Approximately 78,500 square feet has been leased for various terms expiring between October 2003 and December 2007. Amounts paid subsequent to acquisitions during 1998 were $190,000.

The Company paid fees to corporations, related by common ownership, for collection and office services in the amount of $nil ($82,638, 1997; $83,583, 1996).


--------------------------------------------------------------------------------

18. Uncertainty due to the Year 2000 Issue

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure, which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the company, including those related to the efforts of customers, suppliers, or other third parties will be fully resolved.


--------------------------------------------------------------------------------
19. Reconciliation to accounting principles generally accepted in the United States of America

In certain respects, Canadian generally accepted accounting principles ("Canadian GAAP") differ from United States generally accepted accounting principles ("US GAAP").

--------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
Year Ended November 30, 1998
--------------------------------------------------------------------------------

19. Reconciliation to accounting principles generally accepted in the United States of America (continued)

(a)    Statement of earnings

                                                        1998          1997           1996
                                                        ----          ----           ----
Net earnings according to Canadian GAAP             $   381,431    $ 1,043,778    $   635,127
                                                    -----------    -----------    -----------

Consulting fees (i)                                     (17,190)       (38,875)             -
Interest expense (ii)                                         -        (97,385)             -
Interest expense (iii)                                        -              -       (497,788)
Employee compensation (iv)                              (91,046)    (1,554,423)       (16,610)
Goodwill adjustment iv)                                   3,092          3,306          3,204
Legal expenses (vi)                                      19,188          8,922         27,389
Foreign exchange loss (gain)(vii)                        (6,275)      (249,648)        32,526
Income tax loss benefit (vii)                            38,841         95,978         54,573
                                                    -----------    -----------    -----------
                                                         53,390     (1,832,125)      (396,706)
                                                    -----------    -----------    -----------

Net earnings (loss) earnings according to US GAAP       328,041       (788,347)       238,421
Deficit, beginning of year                           (6,512,959)    (5,724,612)    (5,963,033)
                                                    -----------    -----------    -----------

Deficit, end of year                                $(6,184,918)   $(6,512,959)   $(5,724,612)
                                                    ===========    ===========    ===========

Primary earnings (loss) per share                   $      0.06    $     (0.15)   $      0.10
                                                    ===========    ===========    ===========

Fully diluted earnings (loss) per share             $      0.06    $     (0.15)   $      0.09
                                                    ===========    ===========    ===========

(i) Under US GAAP where shares are issued in settlement of services received the shares issued must be recorded at the market value of the shares issued. During 1998, the Company issued 5,000 shares which had a market value of $17,190. Under Canadian GAAP these shares have been recorded for proceeds of $nil. During 1997, the Company issued 16,000 shares with a market value of $50,253. Under Canadian GAAP these shares have been recorded for proceeds of $11,378. The differences are reflected here as additional consulting fees expenses.

(ii) In December 1996 the Company issued 120,000 common shares (the "bridge shares"), 120,000 bridge warrants and promissory notes for proceeds of $240,000. In March 1997 the Company restructured the financing and issued 60,000 private placement warrants with an exercise price of US$3.00, in exchange for the investors returning 71,667 bridge shares and all the bridge warrants. The proceeds of $240,000 were allocated to share capital in the amount of $97,385 and the balance ($142,615) to notes payable. When the Company repaid the notes the difference of the book value ($142,615) and the face value ($240,000) of the notes (the repayment amount) is reflected as interest expense.

--------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
Year Ended November 30, 1998
--------------------------------------------------------------------------------

19. Reconciliation to accounting principles generally accepted in the United States of America (continued)

(iii) During 1997 the Company determined that an error in recording of interest expense had occurred in 1996. On December 15, 1995 three-year convertible notes were issued and on October 15, 1996 these notes were converted into 2,333,340 common shares. In 1996 an interest expense was recorded on this conversion in the amount of $3,543,848. An interest expense should have been recorded on issuance to recognize the beneficial conversion feature in the amount of $497,788. The conversion was in accordance with a preexisting contract which was already recognized in the financial statements, accordingly no gain or loss should have been recognized. The effect of this correction of an error is to increase reported income for 1996 by $3,046,060, from $(2,917,690) to $128,370, and to increase the previously reported Earnings per Share by $1.17. There are no income tax effects to be recognized.

(iv) Under US GAAP where stock options are issued to directors or employees for services, any excess of the market price of the shares over the exercise price must be recorded as compensation expense. Upon exercise of the options, the cash received is added to the recorded share capital. Under Canadian GAAP the shares are recorded when exercised, at which time they will be recorded at the value of the cash received. On September 23, 1998, 73,465 options were issued and exercised which had a market value of $91,830. Under Canadian GAAP these shares have been recorded for proceeds of $784. The difference of $91,046 is reflected as additional compensation expense.

       In October 1997, the Company issued 410,612 options for shares with a market value, which exceeded the exercise price by $1,554,423. This amount is reflected as additional compensation expense in 1997.

       In October 1996, the Company issued 10,000 option for shares with a market value, which exceeded the exercise price by $16,610. This amount is reflected as addition compensation expense in 1996.

(v) Goodwill has been adjusted at each balance sheet date for the effect of goodwill valuation adjustment at the date of acquisition, less the adjustment to the goodwill amortization thereon.

(vi) As discussed in Note 1 under Revenue Recognition the Company defers certain legal expenditures. Under US GAAP these expenditures must be expensed as incurred.

(vii) As discussed in Note 1 under Functional Currency, exchange gains or losses resulting from the remeasurement of the financial statements to the functional currency are charged to income in the year. Under US GAAP transalation adjustments are reported separately and accumulated in a separate componenet of equity for the prior periods.

(viii) Under US GAAP deferred income tax benefits are recognized for the future tax benefits of net tax loss carryforward when it is more likely than not that the tax benefit will be realized. Under Canadian GAAP the benefit is recognized when there is reasonable assurance of realization during the carryforward period. The income tax expense adjustment reflects this difference in benefit valuation. The US GAAP reconciling items in the reconciliation of net income are of a permanent nature, and have no income tax effect.

       During 1997 the Company determined that an error in recording of the income tax benefit had occurred in 1996 and 1995. The income tax benefit had not been recorded. The effect of this correction is to record an income tax benefit of $153,462 in 1995 and an additional amount of $54,573 in 1996. This increased the previously reported Earnings per Share by $0.70 in 1995 and $0.22 in 1996.

--------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
Year Ended November 30, 1998
--------------------------------------------------------------------------------

19. Reconciliation to accounting principles generally accepted in the United States of America (continued)

(b)    Balance sheets                               November 30, 1998
                                      -----------------------------------------
                                        Canadian                         US
                                          GAAP        Adjustment        GAAP
                                          ----        ----------        ----

Current assets (i)                    $ 9,067,632    $   (94,533)   $ 8,973,099
Capital assets                            256,592                       256,592
Other assets                              622,805                       622,805
Deferred income tax benefit (i)           242,151        198,047        440,198
Goodwill (ii)                           6,639,851        (89,705)     6,550,146
                                      -----------                   -----------

                                      $16,829,031                   $16,842,840
                                      ===========                   ===========

Current liabilities                   $ 5,891,282                   $ 5,891,282
Long term debt                            216,751                       216,751
Convertible debenture                   5,351,218                     5,351,218
Capital stock (iii)                     9,442,747      2,181,921     11,624,668
Cumulative translation adjustment               0        (56,161)       (56,161)
Retained earnings                      (4,072,967)    (2,111,951)    (6,184,918)
                                      -----------                   -----------

                                      $16,829,031                   $16,842,840
                                      ===========                   ===========

                                                   November 30, 1997
                                      -----------------------------------------
                                        Canadian                         US
                                          GAAP        Adjustment        GAAP
                                          ----        ----------        ----
Current assets (i)                    $ 4,887,721    $    35,513    $ 4,923,234
Capital assets                             76,632                        76,632
Other assets                              118,521                       118,521
Deferred income tax benefit (i)           269,491         91,089        360,580
Goodwill (ii)                             665,408        (92,909)       572,499
                                      -----------                   -----------

                                      $ 6,017,773                   $ 6,051,465
                                      ===========                   ===========

Current liabilities                   $ 1,257,679                   $ 1,257,679
Long term debt                              1,126                         1,126
Capital stock (iii)                     9,213,366      2,148,414     11,361,780
Cumulative translation adjustment               -        (56,161)       (56,161)
Retained earnings                      (4,454,398)    (2,058,561)    (6,512,959)
                                      -----------                   -----------

                                      $ 6,017,773                   $ 6,051,465
                                      ===========                   ===========

--------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
Year Ended November 30, 1998
--------------------------------------------------------------------------------

19. Reconciliation to accounting principles generally accepted in the United States of America (continued)

(i) Legal expenses and deferred income tax benefit has been adjusted at each balance sheet date to reflect their treatment under US GAAP.

       The components of the Company's deferred income tax benefit are as follows:

                                                       1998           1997
                                                       ----           ----
       Current (included in current assets)
       Share issue costs                             $ 30,410        $ 75,275
       Loss carryforward benefit                      329,819         158,469
                                                     --------        --------
                                                      360,229         233,744
                                                     --------        --------
       Long term deferred benefit
       Capital assets                                  66,975          89,123
       Share issue costs                              179,325         225,825
       Loss carryforward benefit                      513,001         118,442
                                                     --------        --------
                                                      759,301         433,390
       Valuation allowance                           (319,103)        (72,810)
                                                     --------        --------
                                                      440,198         360,580
                                                     ---------       --------

       Total deferred tax asset                      $800,427        $594,324
                                                     =========       ========

(ii) Goodwill has been adjusted at each balance sheet date for the effect of goodwill valuation adjustment at the date of acquisition, less the adjustment to the goodwill amortization thereon, as discussed in Note 19(a)(v).

(iii) The Capital Stock adjustment reflects the cumulative effect of the adjustments outlined in Note 19(a) as follows:

                                         1998           1997          1996
                                         -----          ----          ----

Balance, beginning of year            $11,361,780    $ 7,705,101   $6,962,639
Issued cash and services                   17,190         50,253            -
Issued financing arrangements                   -         97,385            -
Issue of units for cash                       784      2,289,823            -
Issue of stock options                     91,046      1,554,423       16,610
Issue of warrants for cash                      -         95,475       47,408
Redeem warrants                                 -        (47,408)           -
Share issue costs                         (74,729)      (383,272)    (151,203)
Share issued on consideration             228,597              -            -
Beneficial conversion feature                   -              -      497,788
Issued on debenture conversion                  -              -      331,859
                                      -----------    -----------   ----------

Balance, end of year                  $11,624,668    $11,361,780   $7,705,101
                                      ===========    ===========   ==========

--------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
Year Ended November 30, 1998
--------------------------------------------------------------------------------

19. Reconciliation to accounting principles generally accepted in the United States of America (continued)

(c)    Stock options

The Company has a stock option plan accounted for under APB Opinion 25 and related interpretations. The plan allows the Company to grant options to employees up to an aggregate of 1,150,000 common shares. The plan provides that no options are available for grant if the Company does not achieve a base amount of pre-tax profits in any fiscal year. The number of options which are available for grant would be one option for each dollar of pre-tax income in excess of the base amount. The options, which have a term expiring November 30, 2001 vest immediately. The exercise price for each option is no less than US$0.20 per share for the first two years in which options may be granted and US$0.30 per share thereafter. The exercise price is below the market price and accordingly a compensation expense is recognized.

The Company adopted SFAS no. 123 "Accounting for Stock-Based Compensation, on December 1, 1996. The standard contains a fair value based method for valuing stock-based compensation that entities may use, and measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The Company's stock option plans are accounted for under APB Opinion no. 25.

Had compensation cost for the above stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net income and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                     1998          1997
                                                                     ----          ----

       Net income (loss), US GAAP                As reported      $ 328,041     $  (788,347)
                                                 Pro forma        $(968,792)    $  (792,740)

       Net income (loss) per share, US GAAP,     As reported      $    0.06     $     (0.15)
         Primary                                 Pro forma        $   (0.18)    $     (0.15)

       Net income (loss) per share,              As reported      $    0.06     $     (0.14)
       US GAAP, Fully diluted                    Pro forma        $   (0.18)    $     (0.14)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 1998 and 1997, respectively. Expected volatility of 96.9% in 1998 and 40.12 % in 1997; risk free interest rate of 5.51% and 5.93% in 1998 and 1997, respectively; and expected lives of 5 years.

A summary of the status of the Company's option plans as of December 31, 1998 and 1997 and changes during the years ending on those date is represented below:
                                                1998               1997
                                        ----------------      ----------------
                                        Shares Weighted       Shares Weighted
                                           Avg. (000)           Avg. (000)
                                         Exercise Price        Exercise Price
                                        ----------------      ----------------

Outstanding, beginning of year           410,610   $0.40             -       -
Granted                                  571,922    3.00       410,610   $0.40
Exercised                                      -       -             -       -
                                         -------               -------
Outstanding, end of year                 982,602   $1.91       410,610   $0.40
                                         =======               =======

Options exercisable at year-end          982,602               410,610
                                         =======               =======
Weighted average fair value of options
  granted during the year                          $2.27                 $0.01
                                                   =====                 =====

The following table summarizes information about options outstanding and exercisable at November 30, 1998:

Range of              Number              Weighted Avg.
Exercise         Outstanding                  Remaining        Weighted Avg.
Prices       and Exercisable           Contractual Life       Exercise Price
--------     ---------------           ----------------       --------------

$0.40              410,610                 4 years                 $0.40
$3.00              571,922                 4.625 years             $3.00
                   -------
                   982,532
                   =======

--------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
Year Ended November 30, 1998
--------------------------------------------------------------------------------

19. Reconciliation to accounting principles generally accepted in the United States of America (continued)

(d)    Financial Accounting Standard Board Pronouncements

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. SAFS No. 130 is effective for all periods beginning after December 15, 1997. Subsequent to the effective date, all prior-period amounts are required to be restated to conform to the provision of SAFS No. 130. The Company will provide the additional disclosure in 1999.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related information". SFAS No. 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic area in which they operate, and their major customers. SFAS No. 131 is effective for all periods beginning after December 15, 1997. The Company has not determined the impact of this new pronouncement.

--------------------------------------------------------------------------------

20.    Subsequent events

       In December 1998, the Company cancelled the Employee Stock Option Plan. The options granted prior to this date are exercisable until the expiry dates, as stated when issued.

--------------------------------------------------------------------------------

21.    Industry segments                                      1998            1997           1996
                                                              ----            ----           ----
                                 Office    Agency and
                              Equipment    Collection     Consolidated    Consolidated   Consolidated
                              ---------    ----------     ------------    ------------   ------------
Revenue from
   customers outside
   the enterprise           $16,479,770     $451,326       $16,931,096     $13,848,996   $10,544,546
                            ===========     ========       ===========     ===========   ===========

Segment operating
   gross profit             $ 4,214,233     $ 34,766       $ 4,248,999     $ 2,652,309   $ 1,873,033
                            ===========     ========


Other income (loss)                                           (236,550)        307,457           785

Corporate expenses                                           3,582,186       1,635,886     1,206,770

Interest expense                                                     -               -        31,921

Income taxes                                                    48,832         280,102             -
                                                           -----------     -----------   -----------

Net earnings                                               $   381,431     $ 1,043,778   $   635,127
                                                           ===========     ===========   ===========

Identifiable assets                                        $16,829,031     $ 6,017,773   $ 4,027,264

Corporate assets                                                     -               -             -
                                                           -----------     -----------   -----------

Total assets                                               $16,829,031     $ 6,017,773   $ 4,027,264
                                                           ===========     ===========   ===========

Capital expenditures                                       $    93,233     $    48,899   $    33,904
                                                           ===========     ===========   ===========

Depreciation and amortization                              $   111,513     $    49,280   $    37,020
                                                           ===========     ===========   ===========

--------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
Year Ended November 30, 1998
--------------------------------------------------------------------------------

21.    Industry segments (continued)

The company operates primarily in two industries. Operations in the office equipment industry comprise the sale and service of purchased and consignment office equipment. Operations in the agency and collection industry comprise the provision of collection services to major financial institutions.