Form 10QSB
period 1999-02-28
OFFICELAND INC
filed 1999-04-19
CIK 780260

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  Form 10-QSB

        (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                For the quarterly period ended February 28, 1999
                ------------------------------------------------
       ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the transition period from ______ to ______


                         Commission file number 0-15179
                         ------------------------------

                                OFFICELAND INC.
                                ---------------
                 (Name of small business issuer in its charter)


Ontario, Canada                                   10397 6668
---------------                                   ----------
(State or other jurisdiction of         (Canadian Federal Tax Account No.)
incorporation or organization)

312 Dolomite Drive, Downsview, Ontario,          Canada          M3J 2N2

(Address of principal executive
offices)                                                         (Zip Code)

Registrant's telephone number, including area code:  (416) 736-4000


Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes (X) No ( )

On April 16, 1999, the registrant had 5,538,798 outstanding shares of common stock.


                                                                                        Page No.
PART I   -        FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Earnings and Deficit
                  for the three months February 28, 1999 and February 28, 1998             2

         Consolidated Balance Sheets -
                  February 28, 1999 and November 30, 1998                                  3

         Consolidated Statement of Cash Flows -
                  for the three months ended February 28, 1999 and February 28, 1998       4

         Notes to Financial Statements                                                     5-10

         Item 2.  Management's Discussion and Analysis of Financial Condition             11-12
                  and Results of Operations.

PART II- OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                        13


SIGNATURES

ITEM 1.           FINANCIAL STATEMENTS

Officeland Inc.
Consolidated Statement of Earnings and Deficit
(Expressed in U. S. dollars)
(Unaudited)                                         Feb. 28,          Feb. 28,
Fiscal Quarter Ended                                 1999              1998
-------------------------------------------------------------------------------

Sales                                              $ 6,911,660     $ 3,791,612

Cost of sales                                      $ 4,535,668     $ 3,206,124
                                                   -----------     -----------

Gross profit                                         2,375,992         585,488
                                                   -----------     -----------

Expenses
   General and administrative                        1,413,584         313,644
   Selling                                             875,178         163,512
   Depreciation and amortization                        94,280          12,411
                                                   -----------     -----------
                                                     2,383,042         489,567
                                                   -----------     -----------

Earnings (loss) before the following                    (7,050)         95,921
                                                   -----------     -----------

Foreign exchange remeasurement loss (gain)              32,187          12,078
Interest on debt                                        26,809            --
Interest income                                        (11,909)        (10,549)
                                                   -----------     -----------
                                                        47,087           1,529
                                                   -----------     -----------

Net earnings (loss) before income taxes                (54,137)         94,392
Income taxes recovery                                   (2,810)         46,856
                                                   -----------     -----------

Net earnings (loss)                                $   (51,327)    $    47,536
                                                   -----------     -----------
Net earnings (loss) per common share               $     (0.01)    $      0.01
                                                   -----------     -----------
Fully diluted net earnings (loss) per
   common share                                    $     (0.01)    $      0.01
                                                   -----------     -----------
Deficit, beginning of year                         $(4,072,967)    $(4,454,398)
Net earnings (loss)                                    (51,327)         47,536
                                                   -----------     -----------
Deficit, end of year                               $(4,124,294)    $(4,406,862)
                                                   -----------     -----------

              See accompanying notes to the financial statements.

Officeland Inc.
Consolidated Balance Sheet
(Expressed in U.S. dollars)                     Feb. 28,           Nov. 30,
                                                    1999               1998
                                             (unaudited)
----------------------------------------------------------------------------
Assets
Current
   Cash                                       $  138,295      $      72,649
   Receivables                                 4,955,287          4,768,790
   Income tax receivable                         395,978            234,730
   Inventory of goods for resale               3,727,531          3,413,157
   Prepaid and other charges                     380,406            218,077
   Future income taxes                           360,229            360,229
                                            ------------      -------------
                                               9,957,726          9,067,632
Investments                                      118,521            118,521
Capital assets                                   474,955            256,592
Future income taxes                              242,151            242,151
Other assets                                     569,570            504,284
Goodwill                                       9,479,333          6,639,851
                                            ------------      -------------
                                            $ 20,842,256      $  16,829,031

----------------------------------------------------------------------------
Liabilities
Current
   Bank credit facilities                   $  1,216,350      $   1,346,349
   Accounts payable and accrued liabilities    7,148,256          4,242,498
   Income taxes payable                          156,112                  -
   Current portion of long term debt             295,000            302,435
                                            ------------      -------------
                                               8,815,718          5,891,282
Long term debt                                   249,868            216,751
                                            ------------      -------------
                                               9,065,586          6,108,033
                                            ------------      -------------
Shareholders' Equity
Convertible debt                               6,458,217          5,351,218
Capital stock                                  9,442,747          9,442,747
Deficit                                       (4,124,294)        (4,072,967)
                                              ----------      -------------
                                              11,776,670         10,720,998
                                              ----------      -------------
                                            $ 20,842,256      $  16,829,031
---------------------------------------------------------------------------

               See accompanying notes to the financial statements

Officeland Inc.
Consolidated Statement of Cash Flows
(Expressed in U.S. dollars)                          Feb. 28,        Feb. 28,
Fiscal Quarter Ended                                 1999            1998
(unaudited)
-------------------------------------------------------------------------------
Cash derived from (applied to)
   Operating
       Net earnings (loss)                       $     (51,327)    $    47,536
       Depreciation and amortization                    94,280          12,411
                                                        ------          ------
                                                        42,953          59,947
       Changes in
           Receivables                                 181,599        (451,227)
           Inventory of goods for resale               377,067        (689,453)
           Prepaid and other charges                  (108,526)       (233,261)
           Other assets                                (65,283)              -
           Accounts payable and accruals             1,768,992         962,157
           Income taxes payable (receivable)            (5,136)        (70,449)
           Future income taxes                               -          45,571
                                                 -------------     -----------
                                                     2,148,713        (376,715)
                                                 -------------     -----------

   Financing
       Decrease in bank credit facilities             (130,000)              -
       Repayment of long term debt                      25,682               -
                                                 -------------     -----------

                                                      (104,318)              -
                                                 --------------    -----------
   Investing
       Acquisition of Eastern Equipment
         Brokers Inc. (Note 2)                      (1,451,535)              -
       Acquisition of Digital Document
         Solutions Inc. (Note 2)                      (469,092)              -
       Purchase of capital assets                            -         (50,150)
       Disposal of capital assets                       15,329               -
                                                 -------------       ---------
                                                     1,905,298         (50,150)

   Effect of foreign exchange remeasurement           (116,404)             78
                                                 --------------    -----------

Net increase (decrease) in cash                         65,646        (426,787)
Cash and short term investments
   Beginning of year                                    72,649       1,041,203
                                                 -------------     -----------

End of year                                      $     138,295     $   614,416
                                                 -------------     -----------



              See accompanying notes to the financial statements.

Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)
-------------------------------------------------------------------------------
Nature of operations

Officeland Inc. (the Company) is a Canadian corporation. The Company, and certain of its subsidiaries are engaged in the business of the purchasing, refurbishing and selling of used photocopiers and fax machines. Those subsidiaries are located in the United States. The primary activity of the Company and those subsidiaries is within the United States. The Company also has another subsidiary located in Canada which provides agency and collection services in the Province of Ontario.

-------------------------------------------------------------------------------
1.     Summary of significant accounting policies

Basis of Presentation

The accompanying interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in Canada for interim financial information. These acounting principles are also generally accepted in the United States ("U.S. GAAP") in all material respects.

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

Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)
-------------------------------------------------------------------------------
1.     Accounting policies (continued)

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

Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)
-------------------------------------------------------------------------------
1.     Accounting policies (continued)

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

-------------------------------------------------------------------------------
2.     Business acquisitions

a)     Acquisition of Eastern Equipment Brokers Inc.

On January 1, 1999, the Company acquired a 100% equity interest in Eastern Equipment Brokers Inc., a wholesaler and re-manufacturer of used photocopiers located in Bridgeport, Connecticut, for consideration of $1,400,000 cash and 675,000 common shares of Officeland Inc. (market value at the date of acquisition $1,107,000) for total consideration of $2,600,845 including costs to efect the acquisition, plus additional earn out consideration. The 675,000 common shares are placed in escrow and will be issued on January 1, 2001.

The vendor may be paid up to a maximum of 350,000 common shares of Officeland Inc. for the three year period commencing December 1, 1998. The additional consideration is based on annual profits of Eastern Equipment Brokers, Inc. The additional consideration cannot be reasonably determined at this time.

The acquisition was accounted for by the purchase method of accounting. The purchase price included professional fees and othe direct costs of the acquisition. Goodwill is being amortized on a straight line basis over it's estimated useful life of 40 years.

Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)
-------------------------------------------------------------------------------
2.     Business acquisitions (continued)

b)     Acquisition of Digital Document Solutions, Inc.

On January 1, 1999 the Company acquired all of the assets of Digital Document Solutions, Inc. a closely held Connecticut corporation. Digital Document Solutions, Inc. is in the business of selling, leasing and servicing re-manufactured photocopiers. The assets of Digital Document Solutions, Inc. were purchased for consideration of $665,000 in cash and for total consideration of $690,306 including costs to effect the acquisition.

The acquisition was accounted for by the purchase method of accounting. The purchase price included professional fees and other direct costs of the acquisition. Goodwill is being amortized on a straight line basis over it's estimated useful life of 40 years.

c) The allocation of the Company's investments is as follows:

                                                                         Eastern              Digital
                                                                       Equipment             Document
                                                                    Brokers Inc.      Solutions, Inc.
                                                                    -----------       ---------------
Non-cash current assets                                          $       691,435       $      421,905
Capital assets                                                            53,165              113,328
Goodwill arising from acquisition                                      2,830,644               53,913
                                                                   -------------         ------------
Total assets                                                           3,575,244              589,146
                                                                   -------------         ------------

Bank indebtedness (net of cash) assumed                                  307,690             (221,214)
Accounts payable and other liabilities                                   666,709              120,054
                                                                   -------------         ------------
                                                                         974,399             (101,160)
                                                                   -------------         ------------

Total purchase price                                             $     2,600,845       $      690,306
                                                                   -------------         ------------
Consideration
   Cash paid, including costs to effect acquisition              $     1,493,845       $      690,306
   Shares to be issued                                                 1,107,000                    -
                                                                   -------------         ------------

Total consideration                                              $     2,600,845       $      690,306
                                                                   -------------         ------------
Net cash paid
   Cash, per above                                               $     1,493,845       $      690,306
   Less:  Cash acquired                                                  (42,310)            (221,214)
                                                                   -------------         ------------
Net cash paid                                                    $     1,451,535       $      469,092
                                                                   -------------         ------------

Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)
-------------------------------------------------------------------------------
3. Earnings (loss) per share

Under Canadian GAAP earnings (loss) per share are based on the weighted average common shares outstanding. Weighted average common shares used in the computation of earnings (loss) per share are 5,538,798 and 5,320,064 for February 28, 1999 and February 28, 1998 respectively. The weighted average common shares plus dilutive shares used in the computation of fully diluted earnings (loss) per share are 7,069,398 and 6,930,207 for February 28, 1999 and February 28, 1998 respectively.



--------------------------------------------------------------------------------



4.  Uncertainty due to the Year 2000 Issue

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

-------------------------------------------------------------------------------

Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)
-------------------------------------------------------------------------------

5. Reconciliation to accounting principles generally accepted in the United States of America

In certain respects, Canadian generally accepted accounting principles ("Canadian GAAP") differ from United States generally accepted accounting principles ("US GAAP").

(a)     Statement of earnings

                                                        February 28,      February 28,
Fiscal quarter ended                                            1999             1998
                                                                ----             ----

Net earnings (loss) according to Canadian GAAP              ($51,327)         $47,536
Goodwill adjustments (i)                                         750              773
Legal expenses (ii)                                            2,500            4,797
                                                               -----            -----
                                                               3,250            5,570
                                                               -----            -----

Net earnings (loss) earnings according to US GAAP            (54,577)          41,966
Deficit, beginning of year                               $(6,184,918)     $(5,724,612)
                                                         -----------      -----------
Deficit, end of year                                     $(6,239,495)     $(5,671,505)
                                                         -----------      -----------

Basic earnings (loss) per share                               $(0.01)           $0.01
                                                             -------            -----

Diluted earnings (loss) per share                             $(0.01)           $0.01
                                                             -------            -----


   (i) Goodwill has been adjusted at each balance sheet date for the effect of goodwill valuation adjustment at the date of acquisition, less the adjustment to the goodwill amortization thereon.

   (ii) As discussed in Note 1 under Revenue Recognition, the Company defers certain legal expenditures. Under US GAAP, these expenditures must be expensed as incurred.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Officeland Inc. acquired The Wholesale Group on May 12, 1998, Telecom Corporation of Chicago on October 9, 1998, Eastern Equipment Brokers Inc., and Digital Document Solutions, Inc. on January 1, 1999. These businesses have been accounted for under the purchase method of accounting. As a result, the operations of the acquired businesses have been included in the unaudited interim consolidated financial statements from the date of acquisition.

Consolidated Results

Sales were $6,911,660 for the first quarter of fiscal 1999 compared to $3,791,612 for the first quarter of fiscal 1998. The increase in sales is primarily due to the contribution of the newly acquired businesses. Contribution by each company is as follows; core operations, $1,769,433, The Wholesale Group, Inc., $1,273,385, Telecom Corporation of Chicago, $2,834,906 Eastern Equipment Brokers, Inc. and Digital Document Solutions, Inc., $1,033,936.

Cost of sales were $4,535,668 or 67% for the first quarter of 1999 compared to $3,206,124 or 85% for the first quarter of 1998. Contribution by each company to cost of sales is as follows; core operations, $1,460,979, The Wholesale Group, Inc., $806,551, Telecom Corporation of Chicago, $1,590,512 and Eastern Equipment Brokers, Inc. and Digital Document Solutions, Inc., $677,626.

Gross profit for the first quarter of 1999 was $2,375,992 or 34% compared to $585,488 or 15% for the first quarter of 1998 reflecting an increase of $1,790,504. The Company's gross profit as a percentage of sales has more than doubled from the first three months of 1999 compared to the first three months of 1998 principally due to higher margins being realized on increased end user sales. The Company expects to continue to realize increased gross profit percentages in fiscal 1999 compared to fiscal 1998 due to new channels of distribution and increased end user sales. Contribution by each company to gross profit is as follows; core operations, $308,464, The Wholesale Group, Inc., $466,814, Telecom Corporation of Chicago, $1,244,394, and Eastern Equipment Brokers, Inc. and Digital Document Solutions, Inc., $356,320.

The Company is no longer reporting segmented financial information for it's subsidiary Metropolitan Collection Service Inc. since it contributes less than 1% of total revenues.

General and Administrative Expenses incurred during the first quarter of 1999 were $1,413,584 compared to $313,644 for the first quarter of fiscal 1998 reflecting an increase of $1,099,940. This increase is a result of salary increases as well as the addition of management and technical support personnel to support the newly acquired businesses.

Selling expenses for the first quarter 1999 were $875,178 compared to $163,512 for the first quarter 1998 representing an increase of $711,666. The increase was primarily due to an increase in expenses incurred as a result of the acquisitions, and addition of a marketing department.

The depreciation and amortization expenses, including amortization of goodwill from the acquisitions, were $94,280 for the first quarter 1999 compared to $12,411 for the first quarter 1998.

The Company recorded a loss before income taxes, interest charges and foreign exchange remeasurement loss for the first quarter 1999 of $7,050 compared to earnings of $95,921 for the first quarter 1998. The decrease was due to the increase in support costs incurred to provide a management and staffing structure that can sustain the growth expected from acquisitions.

The Company recorded a foreign exchange remeasurement loss for the first quarter 1999 in the amount of $32,187, compared to a remeasurement gain of $12,078 for the first quarter 1998.

The Company recorded a net loss of $51,327 or ($0.01) per common share (($0.01) fully diluted) compared to a net earnings of $47,536 or $0.01 per common share ($0.01 fully diluted).

The foregoing operations have impacted the Balance Sheet as at February 28, 1999 from November 30, 1998 as follows:

Cash at February 28, 1999 was $138,295 compared to $72,649 at November 30,
1998. At February 28, 1999 the Company's trade receivables were $4,955,287 compared to $4,768,790 at November 30, 1998 an increase of $186,497. Inventory was $3,727,531 at February 28, 1999 compared to $3,413,157 at November 30, 1998 increasing $31,437. Capital assets have increased $218,363 mainly as a result of the acquisition of Eastern Equipment Brokers, Inc. and Digital Document Solutions, Inc. The Company has a future income tax benefit in the amount of $602,380 as at February 1999. The company has other assets representing
$569,570 of costs incurred related to the issuance of the Convertible Note offerings, which will be recorded to retained earnings when the Notes are converted. The Company has achieved the necessary audited results for fiscal 1998 such that the Convertible Notes will automatically convert into units in the second quarter of fiscal 1999. The Company has recorded goodwill as a result of the acquisition of Eastern Equipment Brokers, Inc and Digital Document Solutions, Inc. in the amount of $2,884,557 that has increased the balance at November 30, 1998 of $6,639,851 net of amortization. The Company's total assets have increased to $20,842,256 at February 28, 1999 from $16,829,031 at November 30, 1998, due to an increase in receivables, inventory and goodwill recorded from the 1999 acquisitions.

The Company had a bank credit facility utilized at February 28, 1999 in the amount of $1,216,350 compared to $1,346,349 at November 30, 1998. The Company's accounts payable and accrued liabilities are $7,148,256 at February 28 1999 compared to $4,242,498 at November 30, 1998. The Company had Long Term Debt of $544,868 compared to $519,502 at November 30, 1998.

The Company's equity has increased $1,107,000 from November 30, 1998 due to the common shares issued pursuant to the acquisition of Eastern Equipment Brokers, Inc.

Liquidity and Capital Resources

The Company presently has sufficient cash on hand to sustain its operations at current levels and will be able to sustain its operations for the next twelve months through internally generated funds and the lines of credit available from various lending institutions in the consolidated amount of $4,430,000.

During the first quarter of fiscal 1999, the Company began negotiating with American National Bank and Trust Company of Chicago, a refinancing of the existing lines of credit and the addition of other acquisition and working capital credit facilities. When completed the Company will receive working capital lines of credit ("WLC's") totaling $5.6 million, and an additional line of credit of $2 million ("ALC") to be used by the Company for future acquisitions. The WLC's and ALC have a one year term, and are renewable from year to year thereafter provided certain covenants of the Company are maintained. The WLC's bear interest at the Prime Rate of the Bank and the ALC bears interest at Prime plus 1/2% in year one and Prime in year two.

The Company will receive in the second quarter of fiscal 1999 an additional $1.2 million through the sale of Class B shares.

At February 28, 1999 the Company had working capital of approximately $1.1 million.

The Company does not believe inflation has materially affected its past operations nor does it anticipate inflation to materially affect future operations.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


         a)        Exhibits

                           Exhibit  27      Financial Data Schedule






                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                OFFICELAND INC.
                                  (Registrant)



Date: April 19, 1999                  By:  /s/ Marvyn A. Budd
                                           ------------------

                                           Marvyn A. Budd,
                                           Chief Executive Officer, President




Date: April 19, 1999                  By:  /s/ Christopher Walker
                                           ----------------------

                                           Christopher Walker,
                                           Vice President Finance





                                 EXHIBIT INDEX



         27       Financial Data Schedule                              14