Form 10QSB
period 1999-05-31
OFFICELAND INC
filed 1999-07-20
CIK 780260

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   Form 10-QSB

        (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1999

        ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 0-15179

                                 OFFICELAND INC.
                 (Name of small business issuer in its charter)

                  Ontario, Canada                     10397 6668
          (State or other jurisdiction of          (Canadian Federal
           incorporation or organization)           Tax Account No.)

312 Dolomite Drive, Downsview, Ontario, Canada                         M3J 2N2
   (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:  (416) 736-4000

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes /X/ No / /

On July 19, 1999, the registrant had 5,545,257 outstanding shares of common stock.

PART I   -        FINANCIAL INFORMATION                               Page No.

 Item 1.  Financial Statements (Unaudited)

 Consolidated Statements of Earnings and Deficit -
          Fiscal quarters and two fiscal quarters ended

          May 31, 1999 and May 31, 1998                                  2

 Consolidated Balance Sheets -

          May 31, 1999  and November 30, 1998                            3

 Consolidated Statement of Cash Flows -

          Two fiscal quarters ended May 31, 1999 and May 31, 1998        4

 Notes to Financial Statements                                           5-9

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                     10 - 11

PART II- OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                       12

SIGNATURES

ITEM 1.             FINANCIAL STATEMENTS

OFFICELAND INC.
CONSOLIDATED STATEMENT OF EARNINGS AND DEFICIT
(Expressed in U. S. dollars)

                                                      Fiscal quarters ended         Two fiscal quarters ended
(Unaudited)                                           MAY 31,         May 31,         May 31,         May 31,
                                                        1999            1998            1999             1998
--------------------------------------------------------------------------------------------------------------
SALES                                            $  7,510,624    $  4,228,909    $ 14,422,284    $  8,020,522
                                                 ------------    ------------    ------------    ------------
COST OF SALES                                       4,931,246       3,400,919       9,466,914       6,607,043
                                                    ---------       ---------       ---------       ---------
Gross profit                                        2,579,378         827,990       4,955,370       1,413,479
                                                    ---------         -------       ---------       ---------

EXPENSES

General and administrative                          1,668,367         348,169       3,081,951         661,813
Selling                                               984,150         283,519       1,859,328         447,032
Depreciation and amortization                         100,978          13,443         195,258          25,854
                                                      -------          ------         -------          ------
                                                    2,753,495         645,131       5,136,537       1,134,699
                                                    ---------         -------       ---------       ---------

Earnings (loss) before the following                 (174,117)        182,859        (181,167)        278,780
                                                     --------         -------        --------         -------

Foreign exchange remeasurement loss (gain)            (19,682)         31,118          12,505          43,196
Interest on debt                                       58,862            --            85,671            --
Interest income                                          --            (8,025)        (11,909)        (18,574)
                                                      -------          ------         -------         -------
                                                       39,180          23,093          86,267          24,622
                                                       ------          ------          ------          ------
Net earnings (loss) before income taxes              (213,297)        159,766        (267,434)        254,158
Income taxes (recovery)                               (91,215)         70,345         (94,025)        117,201
                                                      -------          ------         -------         -------
NET EARNINGS (LOSS)                              $   (122,082)   $     89,421    $   (173,409)   $    136,957
                                                 ------------    ------------    ------------    ------------
-------------------------------------------------------------------------------------------------------------
Net earnings (loss) per common share             $      (0.02)   $       0.01    $      (0.03)   $       0.02
                                                 ------------    ------------    ------------    ------------
Fully diluted net earnings (loss) per
common share                                     $      (0.02)   $       0.01    $      (0.03)   $       0.01
                                                 ------------    ------------    ------------    ------------

Deficit, beginning of the period                 $ (4,124,294)   $ (4,406,862)   $ (4,072,967)   $ (4,182,484)
Net earnings (loss)                                  (122,082)         87,421        (173,409)        136,957
                                                     --------          ------        --------         -------
Deficit, end of the period                       $ (4,246,376)   $ (4,319,441)   $ (4,246,376)   $ (4,319,441)
                                                 ------------    ------------    ------------    ------------

              See accompanying notes to the financial statements.

OFFICELAND INC.
CONSOLIDATED BALANCE SHEET

(Expressed in U.S. dollars)                                                MAY 31,           Nov. 30,
                                                                              1999               1998
                                                                       (unaudited)
ASSETS

Current

   Cash                                                            $     1,157,060    $        72,649
   Receivables                                                           4,360,009          4,768,790
   Income tax receivable                                                   425,579            234,730
   Inventory of goods for resale                                         4,473,614          3,413,157
   Prepaid and other charges                                               689,085            218,077
   Future income taxes                                                     304,392            360,229
                                                                           -------            -------
                                                                        11,409,739          9,067,632
Investments                                                                118,521            118,521
Capital assets                                                             410,534            256,592
Future income taxes                                                        242,151            242,151
Other assets                                                               563,307            504,284
Goodwill                                                                 9,333,704          6,639,851
                                                                         ---------          ---------

                                                                   $    22,077,956    $    16,829,031
                                                                   ---------------    ---------------
-----------------------------------------------------------------------------------------------------

LIABILITIES

Current

   Bank credit facilities                                          $     3,380,065     $    1,346,349
   Accounts payable and accrued liabilities                              3,132,633          4,242,498
   Income taxes payable                                                    312,513                  -
   Current portion of long term debt                                       220,587            302,435
                                                                           -------            -------
                                                                         7,045,798          5,891,282
Long term debt                                                           2,249,868            216,751
                                                                         ---------            -------
                                                                         9,295,666          6,108,033
                                                                         ---------          ---------
SHAREHOLDERS' EQUITY

Convertible debt                                                         7,583,217         5,351,218
Capital stock                                                            9,445,449          9,442,747
Deficit                                                                 (4,246,376)        (4,072,967)
                                                                        ----------         ----------
                                                                        12,782,290         10,720,998
                                                                        ----------         ----------

                                                                   $    22,077,956    $    16,829,031
                                                                   ---------------    ---------------
-----------------------------------------------------------------------------------------------------

               See accompanying notes to the financial statements

OFFICELAND INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Expressed in U. S. dollars)                               MAY 31,           May 31,
Fiscal Quarter Ended                                          1999              1998
(unaudited)
------------------------------------------------------------------------------------
Cash derived from (applied to)
   OPERATING
       Net earnings (loss)                         $      (173,409)    $     136,957
       Depreciation and amortization                       100,978            25,854
                                                           -------            ------
                                                           (72,431)          162,811
       Changes in

           Receivables                                     799,141           335,640
           Inventory of goods for resale                  (287,675)       (1,408,229)
           Prepaid and other charges                      (404,395)         (129,749)
           Other assets                                    (59,020)         (158,515)
           Accounts payable and accruals                (1,940,353)          592,110
           Income taxes payable (receivable)               121,664          (177,148)
           Future income taxes                              55,837           398,665
                                                            ------           -------
                                                        (1,714,801)         (547,226)
                                                        ----------          --------

   FINANCING

       Increase in bank credit facilities                1,683,715                 -
       Repayment of long term debt                         (48,731)                -
       Issuance of term note                             2,000,000                 -
       Convertible debentures                            1,125,000                 -
       Issuance of common shares                             2,702           228,596
                                                             -----           -------

                                                         4,762,686           228,596
                                                         ---------           -------
   INVESTING

       Acquisition of Eastern Equipment

         Brokers Inc. (Note 2)                          (1,454,575)                -
       Acquisition of Digital Document

         Solutions Inc. (Note 2)                          (469,092)                -
       Acquisition of The Wholesale Group Inc.                   -          (258,826)
       Purchase of capital assets                          (86,556)          (75,500)
                                                           -------           -------

                                                        (2,010,223)         (334,326)

   Effect of foreign exchange remeasurement                119,180            11,372
                                                           -------            ------

Net increase (decrease) in cash                          1,084,411          (478,773)
Cash and short term investments
   Beginning of year                                        72,649         1,041,203
                                                            ------         ---------

   End of year                                     $     1,157,060     $     562,430
                                                   ---------------     -------------

              See accompanying notes to the financial statements.

OFFICELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(unaudited)
-----------------------------------------------------------------
NATURE OF OPERATIONS

Officeland Inc. (the Company) is a Canadian corporation. The Company, and certain of its subsidiaries are engaged in the business of the purchasing, refurbishing and selling of used photocopiers and fax machines. Those subsidiaries are located in the United States. The primary activity of the Company and those subsidiaries is within the United States. The Company also has another subsidiary located in Canada which provides agency and collection services in the Province of Ontario.
-----------------------------------------------------------------
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

OFFICELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(unaudited)
-----------------------------------------------------------------
1.     ACCOUNTING POLICIES (CONTINUED)

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

OFFICELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(unaudited)
-----------------------------------------------------------------
1.     ACCOUNTING POLICIES (CONTINUED)

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

BARTER TRANSACTIONS

The Company engages in barter sales and purchases, whereby it exchanges for goods and services the right to acquire other goods and services. For income tax purposes, the transactions are recorded in the accounts at the notional amounts reflected in the respective transaction documents. Under generally accepted accounting principles, these amounts are discounted to fair values.
-----------------------------------------------------------------
2.     BUSINESS ACQUISITIONS

A)     ACQUISITION OF EASTERN EQUIPMENT BROKERS INC.

On January 1, 1999, the Company acquired a 100% equity interest in Eastern Equipment Brokers Inc., a wholesaler and re-manufacturer of used photocopiers located in Bridgeport, Connecticut, for consideration of $1,400,000 cash and 675,000 common shares of Officeland Inc. (market value at the date of acquisition $1,107,000) for total consideration of $2,603,886 including costs to efect the acquisition, plus additional earn out consideration. The 675,000 common shares are placed in escrow and will be issued on January 1, 2001.

The vendor shall be paid an additional amaount of shares for the three year period commencing December 1, 1998. The additional consideration is based on annual profits in excess of predefined base amounts. The additional consideration is subject to a maximum of 350,000 earn out shares in value. The additional consideration cannot be reasonably determined at this time.

The acquisition was accounted for by the purchase method of accounting. The purchase price included professional fees and othe direct costs of the acquisition. Goodwill is being amortized on a straight line basis over it's estimated useful life of 40 years.

OFFICELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(unaudited)
-----------------------------------------------------------------
2.     BUSINESS ACQUISITIONS (CONTINUED)

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

C)     THE ALLOCATION OF THE COMPANY'S INVESTMENTS IS AS FOLLOWS:

                                                               EASTERN              DIGITAL
                                                             EQUIPMENT             DOCUMENT
                                                          BROKERS INC.      SOLUTIONS, INC.
                                                       ---------------      ---------------
Non-cash current assets                                $       867,851       $      421,905
Capital assets                                                  51,768              113,328
Goodwill arising from acquisition                            2,762,386               53,913
                                                             ---------               ------
Total assets                                                 3,622,065              589,146
                                                             ---------              -------

Bank indebtedness (net of cash) assumed                        307,690             (221,214)
Accounts payable and other liabilities                         710,430              120,054
                                                               -------              -------
                                                             1,018,120             (101,160)
                                                             ---------             --------

Total purchase price                                   $     2,603,885       $      690,306
                                                       ---------------       --------------

Consideration

   Cash paid, including costs to effect acquisition    $     1,496,885       $      690,306
   Shares to be issued                                       1,107,000                    -
                                                             ---------

Total consideration                                    $     2,603,885       $      690,306
                                                       ---------------       --------------

Net cash paid

   Cash, per above                                     $     1,496,885       $      690,306
   Less:  Cash acquired                                        (42,310)            (221,214)
                                                               -------             --------

Net cash paid                                          $     1,454,575       $      469,092
                                                       ---------------       --------------

OFFICELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(unaudited)

3. EARNINGS (LOSS) PER SHARE

Under Canadian GAAP earnings (loss) per share are based on the weighted average common shares outstanding. Weighted average common shares used in the computation of earnings (loss) per share are 5,540,886 and 5,394,952 for May 31, 1999 and May 31, 1998 respectively. The weighted average common shares plus dilutive shares used in the computation of fully diluted earnings (loss) per share are 7,672,801 and 6,930,207 for May 31, 1999 and May 31, 1998
respectively.

4.  UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure, which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the company, including those related to the efforts of customers, suppliers, or other third parties will be fully resolved.
-----------------------------------------------------------

5. RECONCILIATION TO ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA

In certain respects, Canadian generally accepted accounting principles ("Canadian GAAP") differ from United States generally accepted accounting principles ("US GAAP").

(a) Statement of earnings:

       Fiscal quarter ended                              May 31,         May 31,
                                                         1999            1998
                                                         ----            ----
     Net earnings (loss) according to Canadian GAAP   $(122,082)        $ 89,421
                                                      ---------         --------

     Goodwill adjustments (i)                                750             773
                                                             ---             ---
                                                             750             773
                                                             ---             ---

     Net earnings (loss)  according to US GAAP        $(121,332)        $ 90,194
                                                      ---------         --------
     Deficit, beginning of period                   $(6,239,495)    $(5,671,505)
                                                    -----------     -----------
      Deficit, end of period                        $(6,360,827)     $(5,581,311
                                                    -----------      -----------
     Basic earnings (loss) per share                     $(0.02)           $0.01
                                                         ------            -----
   Diluted earnings (loss) per share                     $(0.02)           $0.01
                                                         ------            -----

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

Officeland Inc. acquired The Wholesale Group on May 12, 1998, Telecom Corporation of Chicago on October 9, 1998, Eastern Equipment Brokers Inc., and Digital Solutions, Inc. on January 1, 1999. These businesses have been accounted for under the purchase method of accounting. As a result, the operations of the acquired businesses have been included in the unaudited interim consolidated financial statements from the date of acquisition.

RESULTS OF OPERATIONS

Sales were $7,510,624 for the second quarter of fiscal 1999 compared to $4,228,909 for the second quarter of fiscal 1998. The increase in sales is primarily due to the contribution of the newly acquired businesses. Contribution by each company is as follows; core operations, $1,125,014, The Wholesale Group, Inc., $1,535,032, Telecom Corporation of Chicago, $3,345,260 and Eastern Equipment Brokers, Inc., $1,505,318.

Cost of sales were $4,931,246 or 66% for the second quarter of 1999 compared to $3,400,919 or 80% for the second quarter of 1998.

Contribution by each company to cost of sales is as follows; core operations, $874,564, The Wholesale Group, Inc., $971,438, Telecom Corporation of Chicago, $2,150,965 and Eastern Equipment Brokers, Inc., $934,279.

Gross profit for the second quarter of 1999 was $2,579,378 or 34% compared to $827,990 or 20% for the second quarter of 1998 reflecting an increase of $1,751,388. The Company's gross profit as a percentage of sales has increased from the second three months of 1999 compared to the second three months of 1998 principally due to higher margins being realized on increased end user sales. The Company expects to continue to realize increased gross profit percentages in fiscal 1999 compared to fiscal 1998 due to new channels of distribution and increased end user sales. Contribution by each company to gross profit is as follows; core operations, $250,450, The Wholesale Group, Inc., $563,594, Telecom Corporation of Chicago, $1,194,295, and Eastern Equipment Brokers, Inc., $571,039.

The Company is no longer reporting segmented financial information for it's subsidiary Metropolitan Collection Service Inc. since it contributes less than 1% of total revenues.

General and Administrative Expenses incurred during the second quarter of 1999 were $1,668,367 compared to $348,169 for the second quarter of fiscal 1998 reflecting an increase of $1,320,198. This increase is a result of the addition of management and technical support personnel to support the newly acquired businesses.

Selling expenses for the second quarter 1999 were $984,150 compared to $283,519 for the first second 1998 representing an increase of $700,631. The increase was primarily due to an increase in expenses incurred as a result of the acquisitions, and the addition of a marketing department.

The depreciation and amortization expenses, including amortization of goodwill from the acquisitions, were $100,978 for the second quarter 1999 compared to $13,443 for the second quarter 1998.

The Company recorded a loss before income taxes, interest charges and foreign exchange remeasurement loss for the second quarter 1999 of $174,117 compared to earnings of $182,859 for the second quarter 1998. The decrease was due to the increase in support costs incurred to provide a management and staffing structure that can sustain the growth expected from acquisitions.

The Company recorded a foreign exchange remeasurement gain for the second quarter 1999 in the amount of $19,682, compared to a remeasurement loss of $31,118 for the second quarter 1998.

The Company recorded a net loss of $122,082 or ($0.02) per common share ( ($0.02) fully diluted) compared to a net earnings of $89,421 or $0.01 per common share ($0.01 fully diluted).

The foregoing operations have impacted the Balance Sheet as at May 31, 1999 from November 30, 1998 as follows:

Cash at May 31, 1999 was $1,157,060 compared to $72,649 at November 30, 1998. At May 31, 1999 the Company's trade receivables were $4,360,009 compared to $4,768,790 at November 30, 1998 an decrease of $408,781. Inventory was $4,473,614 at May 31, 1999 compared to $3,413,157 at November 30, 1998 increasing $1,060,457. Inventory levels have increased as a result of purchasing additional equipment for end user sales. Capital assets have increased $153,942 mainly as a result of the acquisition of Eastern Equipment Brokers, Inc. and Digital Document Solutions, Inc. The Company has a future income tax benefit in the amount of $546,543 as at May 31, 1999. The company has other assets representing $563,307 of costs incurred related to the issuance of the Convertible Note offerings, which will be recorded to retained earnings when the Notes are converted. The Company has recorded goodwill as a result of the acquisition of Eastern Equipment Brokers, Inc and Digital Document Solutions, Inc. in the amount of $2,884,557 that has increased the balance at November 30, 1998 of $6,639,851 net of amortization. The Company's total assets have increased to $22,077,956 at May 31, 1999 from $16,829,031 at November 30, 1998, due to an increase in receivables, inventory and goodwill recorded from the 1999 acquisitions.

The Company had a bank credit facility utilized at May 31, 1999 in the amount of $3,380,065 compared to $1,346,349 at November 30, 1998 (see liquidity and capital resources below). The Company's accounts payable and accrued liabilities are $3,132,633 at May 31, 1999 compared to $4,242,498 at November 30, 1998. The
Company had Long Term Debt of $2,249,868 compared to $519,502 at November 30, 1998.

The Company's equity has increased from November 30, 1998 due to the common shares issued pursuant to the acquisition of Eastern Equipment Brokers, Inc. and from the issuance of $1,125,000 worth of Convertible Notes.

Liquidity and Capital Resources

During the second quarter of 1999 the Company renegotiated it's existing credit facilities and obtained a $5.6 million working capital line of credit and a two year $2.0 million term loan. The term loan was used to partially fund both the Eastern Equipment Brokers Inc. and Digital Document Solutions Inc. acquisitions. The working capital line of credit bears interest at the Prime Rate of the Bank and the term loan bears interest at Prime plus 1/2% in year one and Prime in year two.

On April 21, 1999 the Company received an additional $1.2 million through the sale of Convertible Notes which represents the third and final tranche of financing from the Company's private investors.

The Company presently has sufficient cash on hand to sustain its operations at current levels and will be able to sustain its operations for the next twelve months through internally generated funds and from it's working capital line of credit.

At May 31, 1999 the Company had working capital of approximately $4.3 million.

The Company does not believe inflation has materially affected its past operations nor does it anticipate inflation to materially affect future operations.

YEAR 2000 ("Y2K") COMPLIANCE

Many computer systems experience problems handling dates beyond the year 1999. The Company and its subsidiaries have a program to assess the readiness of its internal computer systems and products and believes it is taking the necessary actions to modify or replace software as required. The Company expects to successfully implement the systems and programming changes necessary to address possible Y2K problems, and does not believe that the cost of such actions will have a material effect on the Company's business, results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes. The Company has assessed its readiness for Y2K compliancy issue and feels confident based on vendor and customer representations that it has been pro-active in addressing present issued and has developed a program to assess future issues as they develop through the year 2000.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

         Exhibit 27 -  Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 OFFICELAND INC.
                                  (Registrant)

Date:    July 20, 1999                 By:     /s/ Marvyn A. Budd

                                              Marvyn A. Budd
                                              --------------
                                              Chief Executive Officer/President

Date:   July 20, 1999                  By:    /s/ Christopher Walker
                                              ----------------------
                                              Vice President Finance
                                                                              12

                                EXHIBIT INDEX

27           Financial Data Schedule