Form 10QSB
period 1999-08-31
OFFICELAND INC
filed 1999-10-15
CIK 780260

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   Form 10-QSB

        (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                 For the quarterly period ended August 31, 1999
                 ----------------------------------------------
        ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______


                         Commission file number 0-15179
                         ------------------------------

                                 OFFICELAND INC.
                                 ---------------
                 (Name of small business issuer in its charter)


Ontario, Canada                                           10397 6668
---------------                                           ----------
(State or other jurisdiction of               (Canadian Federal Tax Account No.)
incorporation or organization)

312 Dolomite Drive, Downsview, Ontario,          Canada                M3J 2N2

(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (416) 736-4000
                                                     --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X) No ( )

On October 14, 1999, the registrant had 5,505,257 outstanding shares of common stock.

PART I - FINANCIAL INFORMATION                                                          Page No.
         Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Earnings and Deficit -
                  Fiscal quarters and three fiscal quarters ended
                  August 31, 1999 and August 31, 1998                                      2

         Consolidated Balance Sheets -
                  August 31, 1999 and November 30, 1998                                    3

         Consolidated Statement of Cash Flows -
                  Three fiscal quarters ended August 31, 1999 and August 31, 1998          4

         Notes to Financial Statements                                                     5-9

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.                                               10 - 11

PART II - OTHER INFORMATION
         Item 6.  Exhibits and Reports on Form 8-K                                         12


SIGNATURES

ITEM 1.            FINANCIAL STATEMENTS

OFFICELAND INC.
CONSOLIDATED STATEMENT OF EARNINGS AND DEFICIT
(Expressed in U. S. dollars)

                                               Fiscal quarters ended         Three fiscal quarters ended
 (Unaudited)                                   August 31,     August 31,      August 31,      August 31,
                                                 1999            1998            1999           1998
---------------------------------------------------------------------------------------------------------

SALES                                        $  7,056,947    $  3,719,204    $ 21,479,231    $ 11,739,726
                                             ------------    ------------    ------------    ------------

COST OF SALES                                   4,832,242       2,884,296      14,299,156       9,491,339
                                             ------------    ------------    ------------    ------------

Gross profit                                    2,224,705         834,908       7,180,075       2,248,387
                                             ------------    ------------    ------------    ------------

EXPENSES
   General and administrative                   1,505,686         466,392       4,587,637       1,128,205
   Selling                                      1,172,465         255,887       3,031,793         702,919
Depreciation and amortization                      94,199          16,031         289,457          41,885
                                             ------------    ------------    ------------    ------------
                                                2,772,350         738,310       7,908,887       1,873,009
                                             ------------    ------------    ------------    ------------

Earnings (loss) before the following             (547,645)         96,598        (728,812)        375,378
                                             ------------    ------------    ------------    ------------

Foreign exchange remeasurement loss (gain)        (84,302)        281,828          96,807         325,024
Interest on debt                                  125,558              --         211,229              --
Interest income                                        --          (8,896)        (11,909)        (27,470)
                                             ------------    ------------    ------------    ------------
                                                 (209,860)       (272,932)       (296,127)       (297,554)
                                             ------------    ------------    ------------    ------------

Net earnings (loss) before income taxes          (757,505)       (176,334)     (1,024,939)         77,824
Income taxes (recovery)                          (136,050)         13,599        (230,075)        130,800
                                             ------------    ------------    ------------    ------------

NET EARNINGS (LOSS)                          $   (621,455)   $   (189,933)   $   (794,864)   $    (52,976)
                                             ------------    ------------    ------------    ------------

Net earnings (loss) per common share         $      (0.11)   $       0.03    $      (0.14)   $       0.01
                                             ------------    ------------    ------------    ------------

Fully diluted net earnings (loss) per
   common share                              $      (0.11)   $       0.03    $      (0.14)   $       0.01
                                             ------------    ------------    ------------    ------------

Deficit, beginning of the period             $ (4,246,376)   $ (4,317,441)   $ (4,072,967)   $ (4,454,398)
Net earnings (loss)                              (621,831)       (189,933)       (794,864)        (52,976)
                                             ------------    ------------    ------------    ------------

Deficit, end of the period                   $ (4,867,831)   $ (4,507,374)   $ (4,867,831)   $ (4,507,374)
                                             ------------    ------------

See accompanying notes to the financial statements.

OFFICELAND INC.
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. dollars)                     AUGUST 31,    November 30,
                                                 1999            1998
                                               (unaudited)
--------------------------------------------------------------------------
ASSETS
Current
   Cash                                       $         --    $     72,649
   Receivables                                   4,366,742       4,768,790
   Income tax receivable                                --         234,730
   Inventory of goods for resale                 5,597,335       3,413,157
   Prepaid and other charges                       621,140         218,077
   Future income taxes                             304,392         360,229
                                              ------------    ------------
                                                10,889,609       9,067,632
Investments                                        104,474         118,521
Capital assets                                     456,261         256,592
Future income taxes                                830,989         242,151
Other assets                                       562,122         504,284
Goodwill                                         9,274,224       6,639,851
                                              ------------    ------------

                                              $ 22,117,679    $ 16,829,031
                                              ============    ============

LIABILITIES
Current
   Bank credit facilities                     $  3,471,034    $  1,346,349
   Accounts payable and accrued liabilities      4,027,961       4,242,498
   Income taxes payable                            377,726              --
   Current portion of long term debt             1,180,102         302,435
                                              ------------    ------------
                                                 9,056,823       5,891,282
Long term debt                                     935,026         216,751
                                              ------------    ------------
                                                 9,991,849       6,108,033
                                              ------------    ------------
SHAREHOLDERS' EQUITY
Convertible debt                                 7,583,217       5,351,218
Capital stock                                    9,410,444       9,442,747
Deficit                                         (4,867,831)     (4,072,967)
                                              ------------    ------------
                                                12,125,830      10,720,998

                                              $ 22,117,679    $ 16,829,031
                                              ============    ============

               See accompanying notes to the financial statements

OFFICELAND INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in U. S. dollars)                      August 31,     August 31,
Fiscal Quarter Ended                                1999            1998
(unaudited)
---------------------------------------------------------------------------
Cash derived from (applied to)
   OPERATING
       Net earnings (loss)                       $  (794,864)   $   (52,976)
       Depreciation and amortization                 289,457         41,885
                                                 -----------    -----------
                                                    (505,407)       (11,091)
       Changes in
           Receivables                               792,408        299,236
           Inventory of goods for resale          (1,411,396)      (716,015)
           Prepaid and other charges                (336,450)      (101,138)
           Other assets                              (57,835)      (337,232)
           Accounts payable and accruals          (1,045,024)      (129,453)
           Income taxes payable (receivable)         612,456       (284,915)
           Future income taxes                      (533,001)       414,978
                                                 -----------    -----------
                                                  (1,978,842)      (854,539)
                                                 -----------    -----------

   FINANCING
       Increase in bank credit facilities          1,774,683             --
       Repayment of long term debt                  (404,058)            --
       Issuance of term note                       2,000,000             --
       Convertible debentures                      1,125,000      1,826,365
       Issuance of common shares                       2,702        228,596
       Repurchase of common shares                   (35,005)            --
       Cancellation of special shares                     --         (6,625)
                                                 -----------    -----------

                                                   4,463,322      2,048,336
                                                 -----------    -----------

   INVESTING
       Acquisition of Eastern Equipment
         Brokers Inc. (Note 2)                    (1,454,575)            --
       Acquisition of Digital Document
         Solutions Inc. (Note 2)                    (469,092)            --
       Acquisition of The Wholesale Group Inc.            --       (258,826)
       Purchase of capital assets                    (96,556)       (80,825)
       Repayment  of investment                       14,048             --
                                                 -----------    -----------
                                                  (2,006,175)      (339,651)
                                                 -----------    -----------


   Effect of foreign exchange remeasurement          (45,547)      (224,692)
                                                 -----------    -----------

Net increase (decrease) in cash                      (72,649)       618,363
Cash and short term investments
   Beginning of year                                  72,649      1,041,203
                                                 -----------    -----------

   End of year                                   $        --    $ 1,659,566
                                                 -----------    -----------


              See accompanying notes to the financial statements.

OFFICELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(unaudited)
--------------------------------------------------------------------------------

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

OFFICELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(unaudited)
--------------------------------------------------------------------------------

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

OFFICELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(unaudited)
--------------------------------------------------------------------------------

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

OFFICELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(unaudited)
--------------------------------------------------------------------------------

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

C) THE ALLOCATION OF THE COMPANY'S INVESTMENTS IS AS FOLLOWS:

                                                          EASTERN              DIGITAL
                                                        EQUIPMENT             DOCUMENT
                                                      BROKERS INC.     SOLUTIONS, INC.
                                                      ------------     ---------------
Non-cash current assets                               $   867,851          $   421,905
Capital assets                                             51,768              113,328
Goodwill arising from acquisition                       2,762,386               53,913
                                                      -----------          -----------
Total assets                                            3,622,065              589,146
                                                      -----------          -----------

Bank indebtedness (net of cash) assumed                   307,690             (221,214)
Accounts payable and other liabilities                    710,430              120,054
                                                      -----------          -----------
                                                        1,018,120             (101,160)
                                                      -----------          -----------

Total purchase price                                  $ 2,603,885          $   690,306
                                                      ===========          ===========

Consideration
   Cash paid, including costs to effect acquisition   $ 1,496,885          $   690,306
   Shares to be issued                                  1,107,000                   --
                                                      -----------          -----------

Total consideration                                   $ 2,603,885          $   690,306
                                                      ===========          ===========

Net cash paid
   Cash, per above                                    $ 1,496,885          $   690,306
   Less:  Cash acquired                                   (42,310)            (221,214)
                                                      -----------          -----------

Net cash paid                                         $ 1,454,575          $   469,092
                                                      ===========          ===========

OFFICELAND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(unaudited)
--------------------------------------------------------------------------------

3. EARNINGS (LOSS) PER SHARE

Under Canadian GAAP earnings (loss) per share are based on the weighted average common shares outstanding. Weighted average common shares used in the computation of earnings (loss) per share are 5,537,363 and 5,411,588 for August 31, 1999 and August 31, 1998 respectively. The weighted average common shares plus dilutive shares used in the computation of fully diluted earnings (loss) per share are 7,672,801 and 7,433,022 for August 31, 1999 and August 31, 1998 respectively.

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

(a) Statement of earnings:

       Fiscal quarter ended                            August 31,   August 31,
                                                         1999          1998
                                                     ------------  ------------

  Net earnings (loss) according to Canadian GAAP     $   (621,455) $   (189,933)
                                                     ------------  ------------
  Consulting fees(i)                                           --       (17,190)
  Goodwill adjustments (ii)                                   750           773
                                                     ------------  ------------
                                                              750       (16,417)
                                                     ------------  ------------

  Net earnings (loss) according to US GAAP           $   (620,705) $   (206,350)
  Deficit, beginning of period                       $ (6,360,827) $ (5,581,311)
                                                     ------------  ------------
  Deficit, end of period                             $ (6,981,532) $ (5,787,661)
                                                     ------------  ------------

                                                      ------------  ------------
  Basic earnings (loss) per share                    $      (0.11) $      (0.01)
                                                     ------------  ------------
  Diluted earnings (loss) per share                  $      (0.11) $      (0.01)
                                                     ------------  ------------

(i) Under US GAAP where shares are issued in settlement of services received, the shares must be recorded at the market value of the shares issued. During 1998, the Company issued 5,000 shares which had a market value of $17,190. Under Canadian GAAP these shares have been recorded for proceeds of nil $.

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

RESULTS OF OPERATIONS

Sales were $7,056,947 for the third quarter of fiscal 1999 compared to $3,719,204 for the third quarter of fiscal 1998. The increase in sales is primarily due to the contribution of the newly acquired businesses. Contribution by each company is as follows; core operations, $1,099,118, The Wholesale Group, Inc., $1,673,721, Telecom Corporation of Chicago, $2,856,413 and Eastern Equipment Brokers, Inc., $1,427,695.

Cost of sales were $4,832,242 or 68% for the third quarter of 1999 compared to $2,884,296 or 78% for the third quarter of 1998. Contribution by each company to cost of sales is as follows; core operations, $988,110, The Wholesale Group, Inc., $1,054,444, Telecom Corporation of Chicago, $1,964,942 and Eastern Equipment Brokers, Inc., $824,746.

Gross profit for the third quarter of 1999 was $2,224,705 or 32% compared to $834,908 or 22% for the third quarter of 1998 reflecting an increase of $1,399,959. The Company's gross profit as a percentage of sales has increased from the third three months of 1999 compared to the third three months of 1998 principally due to higher margins being realized on increased end user sales. The Company expects to continue to realize increased gross profit percentages in fiscal 1999 compared to fiscal 1998 due to new channels of distribution and increased end user sales. Contribution by each company to gross profit is as follows; core operations, $119,009, The Wholesale Group, Inc., $619,277, Telecom Corporation of Chicago, $891,471, and Eastern Equipment Brokers, Inc., $602,949.

The Company is no longer reporting segmented financial information for it's subsidiary Metropolitan Collection Service Inc. since it contributes less than 1% of total revenues.

General and Administrative Expenses incurred during the third quarter of 1999 were $1,505,686 compared to $466,392 for the third quarter of fiscal 1998 reflecting an increase of $1,039,294. This increase is a result of the addition of management and technical support personnel to support the newly acquired businesses.

Selling expenses for the third quarter 1999 were $1,172,465 compared to $255,887 for the third quarter 1998 representing an increase of $946,578. The increase was primarily due to an increase in expenses incurred as a result of the acquisitions, and the addition of a marketing department.

The depreciation and amortization expenses, including amortization of goodwill from the acquisitions, were $94,199 for the third quarter 1999 compared to $16,031 for the third quarter 1998.

The Company recorded a loss before income taxes, interest charges and foreign exchange remeasurement loss for the third quarter 1999 of $547,645 compared to earnings of $96,598 for the third quarter 1998. The decrease was due to the increase in support costs incurred to provide a management and staffing structure that can sustain the growth expected from acquisitions.

The Company recorded a foreign exchange remeasurement loss for the third quarter 1999 in the amount of $84,302, compared to a remeasurement loss of $281,828 for the third quarter 1998.

The Company recorded a net loss of $621,455 or ($0.11) per common share ($0.11) fully diluted) compared to a net loss of $(189,933) or $(0.03) per common share ($0.03) fully diluted.

The foregoing operations have impacted the Balance Sheet as at August 31, 1999 from November 30, 1998 as follows:

Cash at August 31, 1999 was $0 compared to $72,649 at November 30, 1998. At August 31, 1999 the Company's trade receivables were $4,366,742 compared to $4,768,790 at November 30, 1998 a decrease of $402,048. Inventory was $5,597,335 at August 31, 1999 compared to $3,413,157 at November 30, 1998 increasing $2,184,178. Inventory levels have increased as a result of purchasing additional equipment for end user sales. Capital assets have increased $199,669 mainly as a result of the acquisition of Eastern Equipment Brokers, Inc. and Digital Document Solutions, Inc. The Company has a future income tax benefit in the amount of $1,135,381 as at August 31, 1999. The company has other assets representing $562,122 of costs incurred related to the issuance of the Convertible Note offerings, which will be recorded to retained earnings when the Notes are converted. The Company has recorded goodwill as a result of the acquisition of Eastern Equipment Brokers, Inc and Digital Document Solutions, Inc. in the amount of $2,884,557 that has increased the balance at November 30, 1998 of $6,639,851 net of amortization. The Company's total assets have increased to $22,117,679 at August 31, 1999 from $16,829,031 at November 30, 1998, due to an increase in receivables, inventory and goodwill recorded from the 1999 acquisitions.

The Company had a bank credit facility utilized at August 31, 1999 in the amount of $3,471,034 compared to $1,346,349 at November 30, 1998 (see liquidity and capital resources below). The Company's accounts payable and accrued liabilities are $4,027,961 at August 31, 1999 compared to $4,242,498 at November 30, 1998.
The Company had Long Term Debt of $2,115,128 compared to $519,502 at November 30, 1998.

The Company's equity has increased from November 30, 1998 due to the common shares issued pursuant to the acquisition of Eastern Equipment Brokers, Inc. and from the issuance of $1,125,000 worth of Convertible Notes.

Liquidity and Capital Resources

During the second quarter of 1999 the Company renegotiated its existing credit facilities and obtained a $5.6 million working capital line of credit and a two year $2.0 million term loan. The term loan was used to partially fund both the Eastern Equipment Brokers Inc. and Digital Document Solutions Inc. acquisitions. The working capital line of credit bears interest at the Prime Rate of the Bank and the term loan bears interest at Prime plus 1/2% in year one and Prime in year two.

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

At August 31, 1999 the Company had working capital of approximately $1.8 million.

The Company does not believe inflation has materially affected its past operations nor does it anticipate inflation to materially affect future operations.

YEAR 2000 ("Y2K") COMPLIANCE

Many computer systems experience problems handling dates beyond the year 1999. The Company and its subsidiaries have a program to assess the readiness of its internal computer systems and products and believes it is taking the necessary actions to modify or replace software as required. The Company expects to successfully implement the systems and programming changes necessary to address possible Y2K problems, and does not believe that the cost of such actions will have a material effect on the Company's business, results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes. The Company has assessed its readiness for Y2K compliance issue and feels confident based on vendor and customer representations that it has been pro-active in addressing present issued and has developed a program to assess future issues as they develop through the year 2000.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits

                Exhibit 27 -  Financial Data Schedule




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 OFFICELAND INC.
                                  (Registrant)


Date: October 15, 1999                     By: /s/ Marvyn A. Budd
                                               ---------------------------------
                                               Marvyn A. Budd
                                               Chief Executive Officer/President


Date: October 15, 1999                     By: /s/ Christopher Walker
                                               ---------------------------------
                                               Vice President Finance