Form 10KSB40
period 1999-11-30
OFFICELAND INC
filed 2000-03-14
CIK 780260

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-KSB

          (X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 (Fee Required)

                   For the fiscal year ended November 30, 1999
        ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (No Fee Required)

                 For the transition period from ______ to ______


                         Commission file number 0-15179

                                 OFFICELAND INC.
                 (Name of small business issuer in its charter)


          Ontario, Canada                                 10397 6668
          ---------------                                 ----------
(State of incorporation or organization)      (Canadian Federal Tax Account No.)

312 Dolomite Drive, Downsview, Ontario, Canada                M3J 2N2
----------------------------------------------                -------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number:                             (416) 736-4000
                                                       --------------


Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Issuer's revenues for its fiscal year ended November 30, 1999 were $26.8 million.

The aggregate market value of the voting stock held by non-affiliates approximated $1.6 million as of November 30, 1999 computed by reference to the average of the bid and asked prices for such stock as reported by the National Association of Securities Dealers ("NASD") OTC Bulletin Board.

5,695,257 shares of issuer's common stock were outstanding at November 30, 1999.

                 (Balance of this page left blank intentionally)

                                 OFFICELAND INC.

                                TABLE OF CONTENTS

                                                                            Page

Part I

           Item 1.  Business                                                   3
                    General                                                    3
                    Migration                                                  3
                    E-commerce                                                 4
                    Competition                                                7
                    Employees                                                  7
                    Metropolitan Collection Service, Inc.                      7

           Item 2.  Properties                                                 8
           Item 3.  Legal Proceedings                                          8
           Item 4.  Submission of Matters to a Vote of Security Holders        8

Part II

           Item 5.  Market for Registrant's Common Equity                      9
                    and Related Stockholder Matters
           Item 6.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations             11
           Item 7.  Financial Statements                                      17
           Item 8.  Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure                   17

Part III

           Item 9.  Directors and Executive Officers of the Registrant        18
           Item 10. Executive Compensation                                    20
           Item 11. Security Ownership of Certain Beneficial  Owners          23
           Item 12. Certain Relationships and Related Transactions            25

Part IV

           Item 13. Exhibits and Reports on Form 8-K.                         26


SIGNATURES                                                                    28

                                     Part I

Item 1.  DESCRIPTION OF BUSINESS

General

Officeland Inc., (the "Company") and its subsidiaries are engaged in the business of the purchasing and selling of used photocopiers. The Company obtains a majority of its inventory from original equipment manufacturers ("OEM's") of photocopiers and leasing companies, who obtain used photocopiers, as "trade-ins" when selling or leasing new equipment. The balance of the Company's inventory is obtained from bulk to single purchases of equipment that is advertised for sale by individual vendors or sold at auctions. The Company markets its inventory to dealers and brokers of used photocopiers and directly to end users through telemarketing, direct sales, and the Internet.

During fiscal 1999, the Company acquired all of the capital stock of Eastern Equipment Brokers, Inc. ("EEB") of Bridgeport, Connecticut and purchased substantially all of the net assets of Digital Document Solutions, Inc., including the trade name ("Digital Document Solutions"). EEB is a wholesaler of used photocopiers that operates from a 28,000 square foot facility in Bridgeport. DDS is in the business of selling copier supplies, as well as, renting, leasing, selling and servicing re-manufactured photocopiers to end users. DDS operates as a division of EEB out of the same location as EEB.

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

Overview

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

Migration

Management has proposed to change its jurisdiction of incorporation through a "continuance" under the relevant Provincial and Federal Canadian statutes, and a domestication under Section 338 of the State of Delaware Code. The proposed change in corporate venue is being considered in order to provide strategic long-term advantages to the Company through a stronger US identity and simplified capital structure. The proposed change in jurisdiction is subject to shareholder approval and no assurances can be made that it will occur.

E-commerce

Management has determined that e-commerce should be pursued as a channel of distribution. Office equipment is currently being sold on the Internet through a number of e-commerce sites. The Company intends to launch its own e-commerce sites for both business-to-consumer and business-to-business customers. In addition, the Company is also designing an e-commerce site targeted to copier dealers, wholesalers and export customers who currently purchase "as is" equipment The Company is using both internal and external resources to create its sites. In addition, new accounting and inventory management software is being acquired that will be compatible with both our e-commerce and operations.

Officeland Inc.

Officeland participates in trade-in programs with Xerox, Oce, Canon, Sharp, Pitney Bowes, Konica Business Machines USA., Inc. ("Konica") and Minolta Corporation ("Minolta"), and several office equipment leasing companies. Officeland provides a guaranteed purchase price list to these suppliers for their sales representatives use to value the photocopiers accepted as trade-ins. Officeland derived approximately 20% of its total revenue and inventory attributable to the programs with these suppliers. Officeland has no written agreements with regards to trade-in programs with the above named suppliers except that each has designated Officeland as a "Preferred Trade-in Partner".

Officeland also obtains inventory of used photocopiers by successfully bidding at auctions or on requests for proposals ("RFPs") published by large organizations such as school districts, large corporations and other entities where multiples of photocopiers are being offered for sale after new photocopiers have been installed. Further, Officeland advertises in trade journals and attends trade shows seeking individual sellers of used equipment. Officeland derives approximately 20% of its inventory and revenues from participation in trade shows, RFPs, auctions and trade journal advertising.

High volume photocopiers ("HVP") (100 copies or more per minute) are marketed by Officeland primarily to end users. Prior to offering an HVP, Officeland has the HVP inspected, and if necessary, brought up to a standard which qualifies the HVP for a service contract by either Xerox, Kodak or other independent service organizations.

Subsidiaries

Telecom Corporation of Chicago

Effective October 9, 1998, Officeland purchased all of the outstanding capital stock of Telecom Corporation of Chicago, a closely-held corporation. Telecom is a re-manufacturer and marketer of used: i) small, low volume photocopiers; ii) facsimile machines; iii) printers; and iv) multifunction machines. Telecom obtains its supply of products primarily from Xerox Corporation. Xerox sells to Telecom, at pre-agreed prices, Xerox's inventories of "retail store returns." Retail store returns are those products received by Xerox from retailers or customers as a result of "buyer's remorse," claimed malfunction, or mis-performance. The balance of Telecom's inventories are obtained from other dealers, wholesalers, and OEMs. The products are purchased by Telecom in "as is condition." Xerox ships the products to Telecom in truckload quantities. Telecom inspects the products upon receipt to determine the product's condition. The products are then re-manufactured (non-working parts are replaced with new parts), or refurbished, and re-boxed at Telecom's facility. The products are then offered for sale under both the Telecom and Xerox trade names as "Re-Manufactured" or "Refurbished."

On October 26, 1998 Telecom entered into a one year agreement with Xerox pursuant to which Xerox would agree to sell and Telecom would agree to purchase on a non-exclusive basis inventories of retailer returns of the models of Xerox products.

      o Telecom would accept full responsibility for replenishing, at its expense, any dysfunctional missing items in order to make the products fully functional and saleable.

      o Xerox would agree to allow Telecom to purchase spare parts from Xerox 35% below the prices charged end user customers.

      o Xerox would grant to Telecom the non-exclusive right to use, in accordance with Xerox guidelines, the trademark "Xerox" and the "Xerox" logo.

      o Telecom would sell refurbished Xerox products through viable used market channels in the United States.

      o The Agreement provides for an automatic one year renewal upon the anniversary date of the original agreement and it is subject to cancellation by either party at any time without cause upon 75 days written notice. In the event of such termination, all amounts then due Xerox shall be immediately paid by Telecom.

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

         (i) If Telecom's unaudited earnings before taxes ("EBT") for the fiscal year ending November 30, 1999 ("1999 EBT") exceeds U.S.$1,300,000, (the exceeded amount hereinafter referred to as the "1999 Excess Amount"), then Einarsen will be entitled to an Earn-Out Amount. Officeland shall pay the Earn-Out Amount, as follows: (i) an amount of Earn-Out Cash equal to the 1999 Excess Amount or (ii) a number of Earn-Out Shares determined by dividing the 1999 Excess Amount by the average of the closing bid and ask prices as reported on the Nasdaq SmallCap Market (the "Nasdaq Share Price") for the 15 trading days prior to the date upon which Telecom's unaudited financial statements for the fiscal year ending November 30, 1999 are delivered to Officeland.

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

However, the maximum Earn-Out Amount Einarsen may earn during the Earn-Out Period is limited to a maximum of: (i) 350,000 Earn-Out Shares; (ii) the equivalent value of 350,000 Earn-Out Shares in Earn-Out Cash; or (iii) a number of Earn-Out Shares and an amount of Earn-Out Cash, which together equal the value of 350,000 Earn-Out Shares. The cash portion of the purchase price was provided by the sale of a total of $3,555,000 in Senior Subordinated Unsecured Convertible Notes.

Based on the financial results of the operations of Telecom Corporation of Chicago, no earn out amounts are payable based on the above formulas.

The Wholesale Group

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

Eastern Equipment Brokers, Inc.

Effective January 1, 1999 Officeland purchased all of the outstanding capital stock of Eastern Equipment Brokers, Inc. ("EEB") for the aggregate consideration of US $1,400,000 in cash and 675,000 common shares of Officeland Inc. EEB is in the business of purchasing and reselling used photocopiers, re-manufacturing used Xerox and Cannon copiers for resale, and selling copier supplies. EEB obtains its supplies and inventory from trade-in programs from OEMs and office equipment leasing companies. EEB sells its equipment to wholesale equipment brokers, and also to end users through a retail sales facility leased from an unaffiliated party. As additional consideration, Officeland will issue up to an additional 350,000 Common Shares (the "EEB Earn Out Shares") to O'Connor, provided certain earnings goals are met by EEB during the three year period (the "EEB Earn Out Period") following the closing of the EEB Agreement as follows:

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

(iv) In the event that during the EEB Earn-Out Period, the Company, with the consent of the Officeland, acquires or merges with another business (the "Target"), the Company's EBITDA may be adjusted for the purposes of determining the amount of EEB Earn-Out Shares earned by O'Connor. Accordingly:

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

Inventory

Prior to the Company's acquisitions of EEB, DDS, TWG and Telecom, all inventories were maintained in public warehouses throughout the United States and Canada. Currently, the Company maintains its inventory at the facilities operated by its wholly owned subsidiaries in Bridgeport, Connecticut, Anaheim, California, Wauconda, Illinois, and in public warehouses.

The Company has developed customized computer software programs, which provide current information on the equipment. (i.e., manufacturer name, equipment model number, age, location, client code, etc.) The Company believes that its computerized inventory system, and the information it provides to manufacturers and dealers, provides a significant incentive to the manufacturers and dealers to utilize the Company's services in that the manufacturers and dealers are able to more readily determine the value of the used photocopiers that they are considering accepting as trade-ins.

Customers and Marketing

The Company's customers are primarily OEM dealer networks, and commercial, professional and institutional users of photocopiers. The Company attracts these customers, which are located throughout the United States and Canada, through telemarketing and retail advertising in trade journals and at trade shows. An increasing portion of the Company's sales is also made by direct sales to end users throughout the United States.

The Company's policy is to sell equipment outright. However, the Company offers to assist its customers in obtaining credit or lease financing from independent leasing companies and financial institutions to facilitate the customer's purchase of equipment. Upon a sale the Company receives full payment for the equipment either from the customer or from the customer's financing source.

The Company sells used photocopiers to their original manufacturers and dealers, who may re-manufacture and/or resell the equipment through their own facilities.

The Company 's marketing activities are currently conducted at its Downsview (Metropolitan Toronto) offices. The Company also intends to expand its marketing and sales activities, and is geared to initiatives for the benefit of each subsidiary.

Competition

The used photocopier industry is made up of a small number of resellers of used equipment comparable in size to the Company, and a much larger number of independent small dealers whose inventory, in most cases, is limited. By obtaining large inventories, the Company offers potential purchasers a variety of choices of equipment to meet their needs. The Company, however, does not in most cases choose the models of photocopier, which are obtained as trade-ins and accordingly, is subject to the risk that some photocopiers may have little market value.

The Company's competition consists primarily of dealers in new and used office equipment as well as liquidators and, to some extent, manufacturers offering new, refurbished, remanufactured and/or used photocopiers and other office equipment. In general the Company competes on the basis of availability, quantity, variety of merchandise, service availability and price.

As the Company grows into the retail market selling used photocopiers to end users directly it may encounter competition from some of the major OEMs for used equipment of their own brand. Such OEMs have substantially greater resources, sources of supply and name recognition than the Company.

Employees

Officeland and its subsidiaries presently employ 170 persons, including: 26 officers and senior managers; 33 clerical personnel; 28 salespersons; 88 production/shipping warehouse personnel; Officeland and its subsidiaries are not party to any collective bargaining agreement and believes relations with its employees are good.

Metropolitan Collection Service Inc.

In October 1999 the Company's Board adapted a formal plan to discontinue the operations of its wholly owned subsidiary, Metropolitan Collection Service Inc. ("MCSI"). The Company is currently in negotiations with several interested purchasers. It is the Company's interest to sell all of the outstanding capital stock of MCSI. No assurances can be made that this sale will occur.

Total revenues from MCSI represent less than 1% of the total revenues of the Company for fiscal 1999 and fiscal 1998.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company maintains its principal offices, consisting of 6,971 square feet at 312 Dolomite Drive, Downsview, Ontario, Canada under a net lease with an unaffiliated party, which expires in December 2004. The Lease Agreement may be terminated with 12 month notification. On January 1, 2000 Officeland gave written notification to terminate its existing lease agreement and on December 31, 2000 Officeland intends to maintain it's executive offices in the Toronto area.

The Wholesale Group, Inc. maintains its principal place of business in a 44,000 square foot facility located in Anaheim, California, pursuant to a ten-year lease expiring in December 2007. A corporation controlled by Marlin Stammer, is the owner of facility. As part of the transaction, Officeland has guaranteed the lease payments of the Wholesale Group to this corporation.

Telecom occupies a 33,500 square foot facility located in Wauconda, Illinois (a suburb of Chicago) pursuant to a lease that expires on October 31, 2003. However, Telecom has the option to renew the lease for two consecutive option periods of five years. John Einarsen is the owner of the facility. As part of the transaction, Officeland guaranteed the lease payments of Telecom to Mr. Einarsen.

Eastern Equipment Brokers, Inc and Digital Document Solutions maintain their principal place of business in a 28,000 square foot facility located in Bridgeport, Connecticut pursuant to a lease with an unaffiliated party that expires on October 31, 2003.

ITEM 3 - LEGAL PROCEEDINGS

The Company is not presently a party to any material litigation nor is any such proceedings pending or threatened.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On March 25, 1997 the Company's Common Shares and Units became listed on the Nasdaq Small Cap Market ("Nasdaq") market under symbol "OFLDF" and "OFLDU". Each Unit consists of one Common Share and one Redeemable Warrant, which expire on March 24, 2000 having an exercise price of $3.30 per share. The Company's Common Shares and Units were de-listed from the Nasdaq Small Cap Market on October 31, 1999 for failure to comply with certain Nasdaq Small Cap Marketplace Rules. The Company's Common Shares and Units currently are traded on the NASD OTC Bulletin Board under the symbol "OFLD" and "OFLDU", respectively. The following table sets forth high and low bid prices of the Common Shares and Units as reported by the Nasdaq or the OTC Bulletin Board, as applicable, for each quarterly fiscal period commencing with the 1997 fiscal year. Quotations do not include retail markups, markdowns or commissions and may not represent actual transactions.

                                            U.S.$                 U.S.$
                                            OFLD                  OFLDU(unit)
                                            Bid                   Bid
                                            ---                   ---

                                     High          Low         High        Low
                                     ----          ---         ----        ---

Fiscal year 1999

3 Months ended 02/28/99              2.938        0.625        2.625       0.75
3 Months ended 05/31/99              1.594        0.875        1.438       0.75
3 Months ended 08/31/99              1.000        0.516        1.000       0.5
3 Months ended 11/30/99              0.688        0.438        0.75        0.406

Fiscal year 1998

3 Months ended 02/28/98              4.00         3.313        5.75        5.00
3 Months ended 05/31/98              3.469        1.18         5.875       2.25
3 Months ended 08/31/98              1.75          .625        2.50         .50
3 Months ended 11/30/98              1.75          .625        2.50         .75

Fiscal Year 1997

3 Months ended 02/28/97              3.3125       2.00           --          --
3 Months ended 05/31/97              4.25         2.50         6.00        4.625
3 Months ended 08/31/97              3.625        2.29         6.50        5.25
3 Months ended 11/30/97              4.9375       3.00         6.50        5.25

As of March 10, 1999, there are approximately 725 holders of record of the Company's Common Shares. Including those shares held in "street name," the Company believes that it has in excess of 3000 beneficial holders.

On March 10, 2000, the high and low bid prices of the Common Shares were U.S. $.46 and U.S. $.53, respectively.

On March 10, 2000, the high and low bid prices of the Units were U.S. $.44 and U.S. $.56 respectively.

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

The June Convertible Notes were converted into Class A Units upon the acceptance by the Company's Board of Directors of the Company's audited financial statements for the fiscal year ended November 30, 1998 automatically at $3.40 per Class A Unit, which converted into 420,169 Class A Units on March 27, 1999. If the June Purchasers were to convert the 420,168 Class "A" Shares into Common Shares and exercise 420,169 June Note Warrants, they would own 840,338 Common Shares of the Company, or 7.6% of the total Common Shares outstanding.

On November 10,1998, the Company entered into a Restructured Purchase Agreement with Ardara Investment Inc. (one of the June Purchasers) ("Ardara"), ICP, four of the Company's Directors, (James F. Kay, Marvyn Budd, Ronald Faust, and Edwin
Lax) and Jack McSorley Vice-President of the Company (collectively the "November Purchasers"). Pursuant to Restructured Purchase Agreement, the Company sold $1,550,000 in principal amount of new Senior Subordinated Unsecured Convertible Notes (the "November Convertible Notes"). The November Convertible Notes were payable on November 10, 2001 and were to bear interest at the rate of 12% per annum.

The November Convertible Notes were converted into Class B Units (the "Class B Units") upon acceptance by the Company's Board of Directors of the Company's audited financial statements for the fiscal year ended November 30, 1998 automatically at $3.40 per Class B Unit, each Class B Unit being comprised of one Class "B" Special Share (the "Class "B" Shares"), one $1.50 Warrant and one $2.00 Warrant, which converted into 623,950 Class B Units on March 27, 1999. If the November Purchasers were to convert the 623,950 Class "B" Shares into Common Shares and exercise 623,950 of the $1.50 Warrants, and exercise 623,950 of the $2.00 Warrants, they would own 1,871,850 Common Shares of the Company, or 17% of the total Common Shares outstanding.

On April 21, 1999 the Company sold an additional $1,175,000 of November Convertible Notes to four purchasers; Ardara , ICP, one of the Company's Directors, (James F. Kay) and Jon Orban (collectively known as the "April Purchasers"). The additional November Convertible Notes automatically converted into 345,588 Class B Units based on the terms of the Restructured Note Purchase Agreement. If the April Purchasers were to convert the 345,588 Class "B" Shares into Common Shares and exercise 345,588 of the $1.50 Warrants, and exercise 345,588 of the $2.00 Warrants, they would own 1,036,764 Common Shares of the Company, or 9.4% of the total Common Shares outstanding.

Use of Proceeds of Sale of Convertible Notes

The $4,725,000 of gross proceeds received by the Company from the June 4, 1998, November 10, 1998 and April 22, 1999 sale of convertible notes have been used as follows:

               Advisory Fees paid to ICP                                              $162,975
               Cash paid pursuant to acquisitions
                               of The Wholesale Group ("TWG")
                               Telecom Corporation of
                               Chicago, Eastern Equipment Brokers, Inc.
                               and Digital Document Solutions                       $4,094,875
               Legal Fees for acquisitions                                            $154,150
               Travel costs for the acquisitions                                       $13,000
               Legal Fees for June and

                               November Financing                                     $300,000
                                                                                      ========

               Total                                                                $4,725,000
                                                                                    ==========

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

Officeland Inc. acquired Eastern Equipment Brokers Inc. and Digital Document Solutions Inc. on January 1, 1999, the Wholesale Group on May 12, 1998 and Telecom Corporation on October 9, 1998. These businesses have been accounted for under the purchase method of accounting. As a result, the income and expenses have been included in the consolidated financial statements from the dates of acquisition.

Telecom Corporation

Effective October 9, 1998 the Company acquired Telecom Corporation of Chicago. Telecom's revenues for 1999 were approximately $11 million as compared to $9 million in 1998 of with $1.9 million were recognized by the Company in fiscal 1998 since the date of acquisition. Cost of Sales for 1999 were approximately $8.1 million or 71% compared to 71% in 1998 of which the Company recognized $1.2 million since the date of acquisitions. Gross Profit was $3.3 million or 29% for 1999 compared to $2.5 million or 29% in 1998 of which the Company recognized $700,000 since the date of acquisition. General and Administrative expenses for 1999 were approximately $2.1 million compared to $1.8 million in 1998 of which the $285,000 was attributed to the Company since the date of acquisition. Selling expenses for 1999 were approximately $1.8 million compared to $1.1 million in 1998 of which $191,000 was attributed to the Company since the date of acquisition. Selling expenses increased as a percentage of sales in 1999 compared to 1998 due to stronger marketing efforts in fiscal 1999. Telecom reported a net loss before interest and taxes of $632,208 compared to net earnings before interest and taxes of $235,166 in 1998 since the date of acquisition. The net loss for Telecom for 1999 was $515,769 compared to net earnings of $141,166 in 1998 since the date of acquisition.

The Wholesale Group, Inc.

The Company acquired the Wholesale Group ("TWG") on May 12, 1998. TWG's revenue for 1999 was approximately $5.9 million compared to $4.8 million in 1998 of which the Company recognized $2.5 million since the date of acquisition. The Cost of Sales for 1999 was approximately $3.7 million or 63% compared to $3.6 million or 76% in 1998 of which the Company recorded $1.6 million or 64% since the date of acquisition.

Gross Profit for 1999 was approximately $2.2 million or 37% compared to $1.2 million or 25% in 1998 of which the Company recognized $923,000 or 36% since the date of acquisition. General and Administrative Expenses for 1999 were approximately $1.4 million or 24% compared to $1.4 million in 1998 of which the Company recognized $643,000 since the date of acquisition. Selling expenses for 1999 were approximately $645,000 compared to $425,000 in 1998 of which the Company recorded $272,000 since the date of acquisition. TWG recorded net earnings before interest and taxes of $132,130 in 1999 compared to a net loss before interest and taxes of $5,667 in 1998. The Company has recorded, upon consolidation, net earnings of $17,017 from TWG compared to a net loss of $3,874 in 1998.

Eastern Equipment Brokers

Effective January 1, 1999 the Company acquired both Eastern Equipment Brokers, Inc. ("EEB") and Digital Document Solutions Inc. ("DDS"). The Company acquired the net assets of DDS, which it assigned to EEB subsequent to the sale; all revenues and expenses generated by the net assets of DDS have been recorded in the financial results of EEB. EEB's revenues for 1999 were approximately $5.4 million with revenues of $5.0 recognized by the Company in fiscal 1999. Cost of Sales for 1999 were approximately $3.5 million or 65% with the Company recognizing $3.2 million or 65%. Gross Profit for 1999 was $1.9 million or 35% with the Company recognizing $1.7 million or 35%. General and Administrative expenses for 1999 were approximately $1.1 million with $990,000 attributed to the Company. Selling expenses for 1999 were approximately $595,000 with $545,000 attributed to the Company. EEB would have recorded a pro-forma net income in 1999 of approximately $110,000. The Company has recorded, upon consolidation, net earnings of approximately $101,650 from EEB.

Core Operations Fiscal 1999 Compared to Fiscal 1998

"Core Operations" (the Company's continuing business without the acquisitions of EEB, DDS, Telecom and TWG) revenues were $4,282,290 for the year ending November 30, 1999 compared to $12,039,728 for the year ending November 30, 1998. The decrease in sales is attributable to management's decision to transition all wholesale sales activity in the core operations to the newly acquired wholly owned subsidiary's; EEB and TWG.

Cost of Sales for the fiscal year 1999 were $3,844,807 or 90.% compared to $9,457,244 or 78.5% for the fiscal year 1998. The increase is due primarily to a writedown on the core's existing wholesale inventory.

Total Core Operations Gross Profit was $437,483 for fiscal 1999 compared to $2,617,251 for fiscal 1998. The decrease is due to a decrease in equipment sales being generated from the core operations.

General and administrative expenses incurred during fiscal 1999 were $1,480,052 compared to $1,352,582 for fiscal 1998 reflecting an increase of $127,470. This increase is a result of additional management and staff to support the administration of the acquisitions that were added during fiscal 1999.

The Core Operations recorded selling expenses for fiscal 1999 in the amount of $943,881 compared to $759,738 for fiscal 1998.

The depreciation and amortization expenses excluding amortization of goodwill from the acquisitions incurred during fiscal 1999 were $46,222 compared to $30,656 for fiscal 1998.

The Core Operations recorded a net loss for fiscal 1999 of $2,458,831 compared to net earnings of $600,281 during fiscal 1998. The decrease was due to the decrease in sales and increase in support costs incurred during 1999 to provide a management and staffing structure that can sustain the expected growth from acquisitions.


Consolidated Results

For the year ending November 30, 1999 ("fiscal 1999") the Company recorded total sales in the amount of $26,828,819 compared to $16,479,770 for the year ending November 30, 1998 ("fiscal 1998") reflecting an increase of $ 10,349,049. Cost of Sales for the fiscal year 1999 were $19,054,776 or 71% compared to $12,265,537 or 75% for the fiscal year 1998. The decrease in Cost of Sales as a percentage of sales is attributable to increased gross margins on units sold to end-users.

Total Operations Gross Profit was $7,774,043 for fiscal 1999 compared to $4,214,233 for fiscal 1998 due primarily to an increase in equipment sales.

Total Company General and Administrative Expenses incurred during fiscal 1999 were $6,050,653 compared to $2,165,405 for fiscal 1998 reflecting an increase of $ 3,885,248. This increase is a result of additional management and staff to support integration of the acquisitions.

Total Company selling expenses for fiscal 1999 were $3,951,120 compared to $1,208,792 for fiscal 1998 representing an increase of $2,742,328. The increase was due to an increase in expenses incurred as a result of the acquisitions of EEB and DDS as well as the addition of a marketing department in fiscal 1999.

The depreciation and amortization expenses including amortization of goodwill from the acquisitions incurred during fiscal 1999 were $575,917 compared to $104,786 for fiscal 1998.

Total Company interest income was $0 for fiscal 1999 compared to $39,563 for fiscal 1998.

The Company recorded a loss from continuing operations of $2,803,647 for fiscal 1999 compared to earnings from continuing operations of $735,250 for fiscal 1998. The decrease was due to increase in support costs incurred during 1999 to provide a management and staffing structure that can sustain the growth expected from acquisitions as well as costs of integrating the newly acquired businesses.

For the year ended November 30, 1999 the consolidated Company recorded a foreign exchange loss in the amount of $79,785 compared to a foreign exchange loss recorded in fiscal 1998 of $245,162.

The Company recorded interest expense in the amount of $316,039 in fiscal 1999 compared to $30,951 in fiscal 1998. The increase was due to increased borrowings from it's primary lender American National Bank as well as a new $2 million term loan taken out in fiscal 1999.

The Company in fiscal 1999 recorded a one time charge to it's goodwill in the amount of $2 million to recognize an impairment in the value of the Company's wholly owned subsidiary Telecom. This one time charge is a result of the Company's policy to review the measurement of it's goodwill for possible impairment based mainly on the ability to recover the balance of goodwill from expected future operating cash flows.

The Company had a net loss from continuing operations before income taxes in 1999 of $5,199,471 compared to net earnings from continuing operations before income taxes of $498,700 in 1998.

For fiscal 1999 the Consolidated Company has recorded income taxes of $197,495 compared to income taxes of $48,832 for fiscal 1998.

The Company recorded a loss from operations of discontinued operations in fiscal 1999 of $65,438 as a result of management's discussion to discontinue operating it's wholly owned subsidiary MCSI. In 1998 the Company recorded a loss of $68,437 from MCSI. As a result of management's decision to discontinue operating MCSI the Company recorded a loss on the disposal of discontinued operations of $606,480 in 1999, which was primarily, the net investment value at November 30, 1998 related to the MCSI investment. (see Note 15 to the Consolidated Financial Statements)

The Consolidated Company recorded net loss of $6,068,884 or ($0.90) per share (($0.90) fully diluted) compared to net earnings of $381,431 or $0.07 per share ($0.06 fully diluted).

The foregoing has impacted the balance sheet as at November 30, 1999 from November 30, 1998 as follows:

Cash at November 30, 1999 was $580,145 compared to $72,649. At November 30, 1999 the Company's trade receivables were $3,445,849 compared to $4,768,790 at November 30, 1998 a decrease of $1,322,941. Inventory was $4,505,114 at November 30, 1999 compared to $3,413,157 at November 30, 1998 increasing $1,091,957. The
Company has recorded income taxes receivable of $119,208 during fiscal 1999. Capital assets have increased $211,332 mainly as a result of the acquisitions. The Company has a future income tax benefit in the amount of $525,220 for fiscal 1999 compared to $602,380 fiscal 1998. The Company has acquired goodwill as a result of the acquisition of Telecom, TWG and EEB in the amount of $6,712,761. The Company's total assets have decreased to $16,687,893 at November 30, 1999 from $16,829,031 at November 30, 1998.

The Company has a bank credit facility utilized at November 30, 1999 in the amount of $4,477,803 compared to $1,346,349 at November 30, 1998. The Company's accounts payable and accrued liabilities are $4,116,472 at November 30, 1999 compared to $4,242,498 at November 30, 1998. The Company has long term debt of $1,829,167 in fiscal 1999 compared to $504,207 in fiscal 1998. The Company's long term debt is comprised of a note payable to the former principal of Telecom bearing interest at 5% repayable in quarterly installments of $62,500 plus accrued interest and a 2 year term loan with American National Bank bearing interest the Prime Rate + 1/2% in year one and the Prime Rate in year two.(see
Note 8 to the Consolidated Financial Statements).

The Company's capital stock has increased to $14,290,097 at November 30, 1999 from $9,442,747, due to additional financing through issuance of Class B Special Shares in April of fiscal 1999, and the conversion of all the June and November Convertible Notes. (see 1998 Private Placement of Securities)

Historical Fiscal 1998 Compared to Fiscal 1997


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

Liquidity and Capital Resources

The Company currently has approximately $580,000 available cash at November 30, 1999. Management has deemed it necessary to seek additional working capital in the amount of $1.5 million to $2.0 million from existing investors. The Company raised about $2 million less than it had planned to in the Series A and B financings. In addition, integration of acquisitions has been more complex and costly, and the Company needs capital to finance its existing and planned e-commerce activities.

The additional working capital will enable the Company to pursue its objectives in developing an e-commerce strategy and promote its existing channels of distribution.

At November 30, 1999 the Company had short-term bank facilities consisting of operating lines of credit in the aggregate amount of $5,650,000 with American National Bank. At November 30, 1999 $4,477,803 has been utilized. The Company has provided a charge over accounts receivable and other assets. In addition, the Company has a Term Loan facility of $2.0m bearing interest at prime + 1/2% in the first year and at prime in the second year repayable in equal installments of $83,333 plus interest commencing May 1, 1999.

At November 30, 1999 the Company had working capital deficiency of approximately $795,000.

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

Year            at November 30     Average Rate         High             Low
----            --------------     ------------         ----             ---

1995                 .7349             .7294            .7512           .7105
1996                 .7399             .7336            .7472           .7274
1997                 .7020             .7226            .7423           .7020
1998                 .6564             .6779            .7105           .6341
1999                 .6793             .6704            .68943          .6440

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The executive officers and directors of the Company are as follows:

Name                            Age          Office

Marvyn A. Budd                  47            President, Chief Executive Officer
                                              and Director

Edwin S. Lax                    50            Executive Vice-President
                                              and Director

Christopher D. Walker           39            Chief Financial Officer
                                              Vice-President Finance

Jack McSorley                   39            Vice-President of Sales

Ajit G Hutheesing               63            Director

Allan Lyons                     59            Director

James F. Kay                    72            Director

Larry Lunt                      38            Director

Ronald J. Faust                 51            Director


Marvyn A. Budd has been a Director and President /CEO of the Company since December 1983.

Ronald J. Faust has been a Director and Secretary of the Company since December 1983. .Mr. Faust has been Executive Vice President for the Company since December 1983 until July 1999. Currently Mr. Faust is Chief Executive Officer of Gamma North Peel Laboratories.

Edwin S. Lax has been a Director and Executive Vice-President of the Company since 1983.

Christopher D. Walker, C.M.A, has been Chief Financial Officer of the Company since August 1988. Prior to joining Officeland Inc. Mr. Walker was principal accounting manager for Sketchley Cleaning Services Limited, a retail dry cleaning chain from 1985-1988. Prior to this Mr. Walker was a staff accountant for Chartered Accountant Firm.

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

Ajit G. Hutheesing, age 63, is has been Chairman of the Board and Chief Executive Officer of International Capital Partners, Inc. since 1992 and a director and Chief Executive Officer of ICP Investments, Inc. since 1994. He is a director of Shared Technologies Cellular and Counsel Corporation, both public companies. He received his M.A. degree from Cambridge University and his M.B.A. degree from Columbia University.

Allan R. Lyons, age 59, has been a Director of the Company since 1998. He is a member of the Audit Committee of the Board. Mr. Lyons is a senior member of the firm Piaker and Lyons CPAs in Vestal, New York, which he joined in 1964. Mr. Lyons is an active investor and has served on a number of Boards of public and private companies. He is currently a member of the Board of Directors of Franklin Credit Management Corporation, Organic Food Products, Inc., STARlog Franchise Corporation and Scoreboard, Inc., all publicly traded companies. Scoreboard, Inc. filed for Chapter XI bankruptcy in March 1998. Mr. Lyons is a member of the American Institute of CPAs, the New York State Society of CPA's and the International Association for Financial Planning. Mr. Lyons was the Comptroller and Finance Director of the Town of Vestal from 1970 to 1997 and is on the Board of Advisor - School of Management - Binghamton University.

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

Larry Lunt has been a Director of the Company since 1998. Mr. Lunt is a Belgian national who received his MBA from Sophia University in Tokyo, Japan. He began his career with EDS in Europe in 1985, with the mission to develop the European market. In 1990, Mr. Lunt started developing his own private equity investment portfolio, primarily in Europe and Asia. From that time, he also became more involved in the ARTAL Group, of which he is director. ARTAL is a private holding Company with extensive investments around the world, with total assets of $2 billion.

ITEM 10 - EXECUTIVE COMPENSATION

                           Summary Compensation Table

The following table sets forth the aggregate cash compensation paid for services rendered to the Company during the last three fiscal years for the Company's Executive Officers and Board of Directors.

                                                                                                    Long-Term Compensation
                                                U.S. Annual Compensation                                     Awards
Executive Officers                              ------------------------              Restricted          Securities
                                          Fiscal                                         Share           Underlying *
        Name and Position                  Year           Salary            Bonus      Award(s)         Options/SARs #
        -----------------                  ----           ------            -----      --------         --------------

Marvyn Budd, President & CEO               1999         $ 137,857            -0-          -0-                  -0-
                                           1998           137,857            -0-          -0-               148,536
                                           1997            97,910            -0-          -0-               107,059


Ronald J. Faust, Director  (1)             1999         $  80,500            -0-          -0-                  -0-
                                           1998           137,857            -0-          -0-               148,536
                                           1997            97,910            -0-          -0-               107,059


Edwin S. Lax, Executive V.P.               1999         $ 137,857            -0-          -0-                  -0-
                                           1998           137,857            -0-          -0-               148,536
                                           1997            97,910            -0-          -0-               107,059


Christopher D. Walker                      1999         $  90,714            -0-          -0-                  -0-
                                           1998            90,714            -0-          -0-                22,852
                                           1997            60,000            -0-          -0-                16,724


Jack McSorley                              1999         $  90,714            -0-          -0-                  -0-
                                           1998            90,714            -0-          -0-                22,852
                                           1997            60,000            -0-          -0-                16,724

In addition to the above Messrs. Budd and Lax received an annual auto allowance in the amount of U.S. $9,600 (1999) plus an annual club allowance of U.S. $7,500. Mr. Ronald J. Faust received auto allowance of US $5600.

* Options to acquire shares of common stock.

In addition to the above, Messrs. Walker and McSorley received an annual auto allowance in the amount of $6,500.

(1) Mr. Ronald J. Faust resigned effective July 1, 1999 as Vice President of the Company but remains as a Company Director.

                                                                                      Long-Term Compensation
                                          U.S. Annual Compensation                             Awards
Board of Directors                        ------------------------        Restricted        Securities
                                      Fiscal                                 Share         Underlying *
               Name and Position       Year         Salary         Bonus   Award(s)       Options/SARs #
               -----------------       ----         ------         -----   --------       --------------
Ajit Hutheesing, Chariman              1999         $10,000         -0-       -0-           100,000 (2)

Jimmy Kay , Director                   1999         $ 6,000         -0-       -0-            70,000 (2)

Larry Lunt, Director                   1999         $ 6,000         -0-       -0-            70,000 (2)

Allan Lyons, Director                  1999          $6,000         -0-       -0-            70,000 (2)

(2)  Options to purchase shares of common stock at US.$ (0.625).

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

On October 16, 1997 the Company granted 410,610 options at U.S. $0.40 per common share.

On July 15, 1998 the Company granted 571,292 options at U.S. $3.00 per common share.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS and MANAGEMENT

The following table sets forth certain information as of November 30, 1999 with respect to the beneficial ownership of Common Shares by (i) each person who owns beneficially more than 5% of the outstanding Common Shares, (ii) each director and executive officer of the Company, and (iii) all officers and directors of the Company as a group.

                          Name & Address of(6) (2)                        Amount and Nature            Percent of
Title of Class                 Beneficial Owner                       of Beneficial Ownership             Class
--------------                 ----------------                       -----------------------             -----

Common                    Marvyn A. Budd (1) (3) (13)                          807,771                     6%

Common                    Edwin S. Lax (1) (4)                                 749,856                     5%

Common                    Ronald J. Faust (1) (5)                              832,517                     6%

Common                    Christopher Walker (1) (91)                          178,909                     1%

Common                    James Kay (10) (14)                                  202,351                     1%
                          c/o CME Capital 7 Clarence Square
                          Toronto, Ontario, M5V 1H1

Common                    Allan R. Lyons (14)                                  448,196                     3%
                          2521 Vestal Pkwy,
                          Vestal, New York 13851

Common                    Jack McSorley (1) (8)                                162,225                     1%

Common                    Stammer Limited Partnership (7)                      381,000                     3%
                          5375 East Hunter Ave.,
                          Anaheim Ca. 92807

Common                    John Einarsen (7)                                    690,589                     5%
                          285 Industrial Drive,
                          Wauconda, Ill 60084

Common                    Larry Lunt (11)
                          c/o Ardara Investments                             2,342,269                    17%
                          300 First Stamford Place,

Common                    Ajit Hutheesing                                      705,882                     5%
                          c/o International Capital Partners (12)
                          300 First Stamford Place, Stamford
                          Connecticut, 06902

                          Officers and Directors as                          8,216,565                    58%
                          A Group

Common                    John O'Connor                                        675,000                     5%
                          c/o Eastern Equipment Brokers
                          101 Island Brook Avenue
                          Bridge Port, Connecticut, 06606


(1) Address is c/o the Company, 312 Dolomite Drive, Suite #212, Downsview, Ontario M3J 2N2
(2) For the purpose of the above table and the following notes, the Company's Common Shares shown as "beneficially owned" includes all securities which pursuant to Rule 13d-3 under the Exchange Act may be deemed to be "beneficially owned" including, without limitation, all securities which the "beneficial owner has the right to acquire within 60 days, as, for example through the exercise of any option, warrant or right, the conversion of convertible securities or pursuant to the power to revoke a trust discretionary account or similar arrangement, including Common Stock Options issued October 16, 1997 and July 15, 1998.
(3) Includes 102,054 shares owned by Susan Budd, the wife of Marvyn Budd, 107,059 common share purchase options exercisable at $.40 per share, 148,536 common share purchase options exercisable at $3.00 per share, 2,647 Class B Shares convertible into common share, 2,647 common share purchase warrants exercisable at $1.50 and 2,647 common share purchase warrants exercisable at $2.00 per share obtained when Class B shares converted.
(4) Includes 50,017 shares owned by Bonnie Lax, the wife of Edwin Lax, 107,059 common share purchase options exercisable at $.40 per share, 148,536 common share purchase options exercisable at $3.00 per share, 1,177 Class B Shares convertible into common shares 1,177 common share purchase warrants exercisable at$1.50 per share and 1,177 common share purchase warrants exercisable at $2.00 per share obtained when Class B shares converted.
(5) Includes 267,714 shares owned by Gail Faust, the wife of Ronald Faust. Includes 246,667 shares owned by R.J. Faust Family Trust. 107,059 common share purchase options exercisable at $.40 per share, 148,536 common share purchase options exercisable at $3.00 per share, 2,647 Class B Shares convertible into common shares 2,647 common share purchase warrants exercisable at $1.50 per share and 2,647 common share purchase warrants exercisable at $2.00 per share obtained when Class B shares converted.
(6) The percentage of ownership of the class of voting securities in the above table has been calculating by dividing (I) the aggregate number of shares of such class actually owned plus all shares of such class, which may be deemed to be "beneficially owned", by (ii) the number of shares of such class actually outstanding plus the number of shares of such class such "beneficial owner" may be deemed to be "beneficially owned" assuming the other acquisitions of shares of such class through the exercise of any option, warrant or right by any other person.
(7) Common Stock reserved for issuance pursuant to the Terms and Conditions of the acquisition agreements of The Wholesale Group and Telecom corporation.
(8) Includes 16,724 Common share purchase options exercisable at $.40 per share, 22,852 common share purchase options exercisable at $3.00 per share, 883 Class B Shares convertible into common shares within sixty days, 883 common share purchase warrants exercisable at $1.50 per share and 883 common share purchase warrants exercisable at $2.00 per share obtained when Class B shares converted. Includes 41,535 common share purchase options exercisable at $.01.
(9) Includes 16,724 Common share purchase options exercisable at $.40 per share, 22,852 common share purchase options exercisable at $3.00 per share.
(10) Includes 44,117 Class B Shares convertible into common shares 44,117 common share purchase warrants exercisable at $1.50 per share and 44,117 common share purchase warrants exercisable at $2.00 per share obtained when Class B shares converted.
(11) Larry Lunt is a Director of Ardara Investments. Includes 873,949 Class B Shares convertible into common shares, 699,160 common share purchase warrants exercisable at $1.50 per share and 699,160 common share purchase warrants exercisable at $2.00 per share obtained when Class B shares converted.
(12) Includes 29,412 Class B Shares convertible into common shares, 288,235 common share purchase warrants exercisable at $1.50 per share and 288,235 common share purchase warrants exercisable at $2.00 per share obtained when Class B shares are converted.
(13) Includes 41,067 common share purchase options exercisable at $.40 per share, 57,129 common share purchase options exercisable at $3.00 per share. Includes 100,000 common share purchase options exercisable at $.687.
(14) Includes 70,000 common share purchase options exercisable at $.687.

        ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable

ITEM 13 - EXHIBITS, LISTS AND REPORTS ON FORM 8-K

Exhibit
Numbers                Description of Exhibits
-------                -----------------------

  3.1               Certificate of Incorporation and Amended Certificate of
                    Incorporation of the Company. (1)
  3.1.1             Articles of Amendment to the Certificate of Incorporation of
                    the Company, filed on May 12, 1998 and again June 4, 1998.
                    (2)
  3.1.2             Articles of Amendment to the Certificate of Incorporation of
                    the Company, filed on November 1998. (3)
  3.2               Amended Bylaws of the Company. (1)
  4.1               Form of Representative's Warrant. (1)
  4.1.1             Form of Note Warrant. (2)
  4.1.2             Form of Senior Subordinated Unsecured Convertible Note. (2)
  4.1.3             Form of Senior Subordinated Unsecured Convertible Note dated
                    November 10, 1998. (3)
  4.1.4             Specimen of Common Share Certificate. (1)
  4.1.5             Specimen of Redeemable Warrant Certificate. (1)
  4.1.5(a)          Specimen of amended Redeemable Warrant Certificate. (6)
  4.1.6             Form of Common Share ($1.50) Warrant. (3)
  4.1.7             Form of Common Share ($2.00) Warrant. (3)
  4.1.8             Specimen of March Warrant. (7)
  4.1.9             Specimen of Unit Certificate. (7)
  9.1               Voting Trust Agreement, dated as of June 4, 1998. (2)
  9.1.1             Amending Agreement dated as of November 10, 1998 to Voting
                    Trust Agreement of June 4, 1998. (3)
  10.1              Lease between the Company and Dolomite Manor Corporation.
                    (5)
  10.1.1            Agreement between the Company and Kodak. (4)
  10.1.2            Agreement between the Company and Danka. (4)
  10.1.3            Stock Purchase Agreement By and Among Officeland Inc., the
                    Stammer Family Limited Partnership and Marlin R. Stammer,
                    dated May 12, 1998. (2)
  10.1.4            Stock Purchase Agreement between Officeland Inc. and John
                    Einarsen, effective as of October 9, 1998. (8)
  10.1.5            Lease Agreement between The Wholesale Group, Inc. and Marlin and Gloria Stammer, dated December 13, 1997. (2)
  10.1.6            Lease Agreement by and between John Einarsen, as Landlord, and Telecom Corporation of Chicago, as tenant. (8)
  10.1.7            Officeland Inc. Guaranty of Lease Agreement (8)
  10.1.8            Loan Agreements, dated as of June 4, 1998, between the
                    Company and each of Marvyn Budd, Edwin S. Lax and Ronald J.
                    Faust. (2)
  10.1.8(a)         Loan Amending Agreements, dated as of November 9, 1998,
                    between the Company and each of Marvyn Budd, Ronald J.
                    Faust, and Edwin S. Lax. (3)
  10.1.9            Loan and Security Agreement by and between Telecom
                    Corporation of Chicago and American National Bank and Trust
                    Company of Chicago, a National Banking Association. (8)
  10.1.10           Officeland's Continuing Guaranty of Loan and Security
                    Agreement. (8)
  10.1.11           Revolving Credit Note pursuant to and in accordance with
                    Loan and Security Agreement. (8)
  10.1.12           Stock Purchase Agreement By and Between Officeland Inc., and
                    John O'Connor, effective as of January 1, 1999 (10)
  10.1.13           Asset Purchase Agreement By and Among Officeland Inc.,
                    Digital Document Solutions, Inc. and John O'Connor, made
                    effective as January 1, 1999 (10)
  10.2.1            Employment Agreement with Marvyn Budd, Edwin S. Lax, Ronald
                    J. Faust and Christopher D. Walker. (1)
  10.2.2            Employment Agreement with Marvyn Budd, Edwin S. Lax, Jack
                    McSorley and Christopher D. Walker. (2)
  10.2.3            Agreement with Atlantis Capital Partners, Ltd. (6)
  10.2.4            Employment Agreement by and among John Einarsen, Telecom
                    Corporation of Chicago and Officeland Inc. (8)
  10.2.5            Senior Subordinated Unsecured Convertible Notes Purchase
                    Agreement, dated as of June 4, 1998. (2)
  10.2.6            Amending Agreement dated October 23, 1998 to Senior
                    Subordinated Unsecured Convertible Notes Purchase Agreement
                    of June 4, 1998. (3)
  10.2.7            Senior Subordinated Unsecured Convertible Notes Purchase
                    Agreement of November 10, 1998 ("The Restructured Purchase
                    Agreement"). (3)
  11.1              Statement re: computation of per share earnings. (10)
  13.1              Annual Report For the Fiscal Year Ended November 30, 1997.
                    (9)
  21.1              Subsidiaries of the Company. (6)
  23.1              Consent of Moskowitz Altman & Hughes LLP. (6)
  23.3              Consent of Robins Appleby and Taub. (2) (6)
  24.1              Powers of Attorneys. (4)
  27.1              Financial Data Schedule. (11)

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

(6) Incorporated by reference from the Company's Registration Statement on Amendment No.2 to Form SB-2 filed on March 13, 1997.

(7) Incorporated by reference from the Company's Registration Statement on Amendment No.3 to Form SB-2 filed on March 21, 1997.

(8) Incorporated by reference from the Company's Report on 8-K/A filed on January 29, 1999.

(9) Incorporated by reference from the Company's Annual Report on Form 20-F filed on February 20, 1998 and on Form 20-F/A filed on June 19, 1998.

(10) Incorporated by reference from the Company's Report on 8-K filed on April 7, 1999.

(11) Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                OFFICELAND INC.
                                  (Registrant)


Date:      March 14, 2000              By: /s/ Marvyn A. Budd
                                           ------------------
                                           Marvyn A. Budd
                                           Chief Executive Office/President


Date:      March 14, 2000              By: /s/ Christopher Walker
                                           ----------------------
                                           Christopher Walker
                                           Vice President Finance

ITEM 14. SELECTED FINANCIAL DATA US GAAP

The following Selected Financial Data of the Company as of and for the years ended, November 30, 1999, 1998, 1997, 1996 and 1995 have been derived from the financial statements that have been examined by Grant Thornton LLP, Independent Chartered Accountants, whose report with respect to such financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Result of Operations appearing elsewhere in this report, and is reported in accordance with US, GAAP and reported in US Dollars. For a reconciliation to U.S. GAAP see "Notes to Consolidated Financial Statements #19". The 1995 information was previously reported on by Grant Thornton LLP in Canadian dollars, US GAAP.

Statement of Income Data                           FISCAL YEAR ENDED NOVEMBER 30
------------------------


                                                     1999              1998             1997             1996             1995
                                                     ----              ----             ----             ----             ----
Net Sales                                        $ 26,828,819      $ 16,479,770     $ 13,465,890       $10,544,546     $4,410,726


Income (Loss) from Continued Operations,         $ (5,209,109)     $    384,189     $   (563,021)      $   292,994     $  337,164

before Extraordinary Items, and Income Taxes

Discontinued Operations                          $   (487,680)     $    (46,157)    $    (41,212)      $         0     $        0


Net Income (Loss) before Income Taxes            $ (5,696,789)     $    338,032     $   (604,228)      $   292,994     $  337,164

Income Taxes (recovery)                          $    395,542      $      9,991     $    184,124       $   (54,573)    $        0

Net Income (Loss)                                $ (6,092,331)     $    328,041     $   (788,347)      $   238,421     $  337,164

Net Income (Loss) Earnings per Share             $      (0.91)     $       0.06     $      (0.15)      $      0.10      $    0.15

Balance Sheet Data
------------------

Working Capital (Deficiency)                     $   (795,325)     $  2,953,159     $  3,665,554       $   238,421     $  697,539

Total Assets                                     $ 16,684,536      $ 16,833,742     $  6,051,465       $ 4,027,263     $1,832,188

Long Term Debt                                   $    579,167      $    216,751     $      1,126       $     6,327     $        0

Dividends                                        $          0      $          0     $          0       $         0     $        0

Shareholders Equity                              $  6,264,451      $ 10,734,807     $  4,792,660       $ 1,998,472     $1,161,805

Contents

                                                                          Page
                                                                          ----

Auditors' Report                                                           F-1

Consolidated Statement of Operations and Deficit                           F-2

Consolidated Balance Sheets                                                F-3

Consolidated Statement of Cash Flows                                       F-4

Notes to the Consolidated Financial Statements                        F-5 - 29

Auditors' Report

To the Shareholders of
Officeland Inc.

We have audited the consolidated balance sheets of Officeland Inc. as at November 30, 1999 and 1998 and the consolidated statements of operations and deficit, and cash flows for each of the three years ended November 30, 1999, 1998, and 1997. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at November 30, 1999 and 1998 and the results of its operations and cash flows for each of the three years ended November 30, 1999, 1998 and 1997 in accordance with generally accepted accounting principles in Canada.

Generally accepted accounting principles in Canada differ in some respects from those applicable in the United States (See Note 19).

                                                           GRANT THORNTON
Markham, Canada                                            /s/ Grant Thornton
February  25, 2000                                         Chartered Accountants

-------------------------------------------------------------------------------------------------------------------
Consolidated Statement of Operations and Deficit
(Expressed in U. S. dollars)
Year Ended November 30                                           1999                1998                 1997
-------------------------------------------------------------------------------------------------------------------
Revenue
    Equipment sales                                         $   26,828,819      $   16,479,770       $   13,465,890
    Cost of sales                                               19,054,776          12,265,537           10,883,429
                                                            --------------      --------------       --------------
    Gross profit                                                 7,774,043           4,214,233            2,582,461
                                                            --------------      --------------       --------------
Expenses
    General and administrative                                   6,050,653           2,165,405              861,085
    Selling                                                      3,951,120           1,208,792              606,754
    Depreciation and amortization                                  575,917             104,786               42,086
                                                            --------------      --------------       --------------
                                                                10,577,690           3,478,983            1,509,925
                                                            --------------      --------------       --------------
Earnings (loss) from continuing operations
    before the following                                        (2,803,647)            735,250            1,072,536
                                                            --------------      --------------       --------------

Foreign exchange loss (gain)                                        79,785             245,162             (249,648)
Interest on debt                                                   316,039              30,951                    -
Interest income                                                          -             (39,563)             (55,136)
Goodwill writedown (Note 1)                                      2,000,000                   -                    -
                                                            --------------      --------------       --------------
                                                                 2,395,824             236,550             (304,784)
                                                            --------------      --------------       --------------
Net Earnings (loss) from continuing operations
    before income taxes                                         (5,199,471)            498,700            1,377,320
Income taxes  (Note 13)                                            197,495              48,832              280,102
                                                            --------------      --------------       --------------

Net Earnings (loss) from continuing operations                  (5,396,966)            449,868            1,097,218

Discontinued operations (Note 15)                                 (671,918)            (68,437)             (53,440)
                                                            --------------      --------------       --------------

Net Earnings (loss)                                         $   (6,068,884)     $      381,431       $    1,043,778
                                                            ==============      ==============       ==============
-------------------------------------------------------------------------------------------------------------------

Net earnings (loss) per common share before
    discontinued operations                                 $        (0.80)     $         0.08       $         0.21
Discontinued operations                                              (0.10)              (0.01)               (0.01)
                                                            --------------      --------------       --------------
Net earnings (loss) per common share
    (Note 14)                                               $        (0.90)     $         0.07       $         0.20
                                                            ==============      ==============       ==============

Fully diluted net earnings (loss) per common
    share before discontinued operations                    $        (0.80)     $         0.07       $         0.17
Discontinued operations                                              (0.10)              (0.01)               (0.01)
                                                            --------------      --------------       --------------

Fully diluted net earnings (loss) per
     common share (Note 14)                                 $        (0.90)     $         0.06       $         0.16
                                                            ==============      ==============       ==============

-------------------------------------------------------------------------------------------------------------------

Deficit, beginning of year                                  $   (4,072,967)     $   (4,454,398)     $   (5,233,363)
Net earnings (loss)                                             (6,068,884)            381,431           1,043,778
Share issue costs                                                 (603,362)                  -            (264,813)
                                                            --------------      --------------      --------------

Deficit, end of year                                        $  (10,745,213)     $   (4,072,967)     $   (4,454,398)
                                                            ==============      ==============      ==============

          See accompanying notes to consolidated financial statements.

------------------------------------------------------------------------------
Officeland Inc.
Consolidated Balance Sheet
(Expressed in U.S. dollars)
November 30                                             1999           1998
------------------------------------------------------------------------------

Assets
Current
    Cash (Note 3)                                  $    580,145   $     72,649
    Receivables                                       3,445,849      4,768,790
    Income tax receivable                               119,208        234,730
    Inventory of goods for resale                     4,505,114      3,413,157
    Prepaid and other charges                           232,114        218,077
    Future income taxes                                 166,520        360,229
                                                   ------------   ------------
                                                      9,048,950      9,067,632
Investments (Note 4)                                     99,558        118,521
Capital assets (Note 5)                                 467,924        256,592
Future income taxes                                     358,700        242,151
Other assets (Note 6)                                         -        504,284
Goodwill                                              6,712,761      6,639,851
                                                   ------------   ------------

                                                   $ 16,687,893   $ 16,829,031
                                                   ============   ============
-------------------------------------------------------------------------------

Liabilities

Current

    Bank credit facilities (Note 7)                $  4,477,803   $  1,346,349
    Accounts payable and accrued liabilities          4,116,472      4,242,498
    Current portion of long term debt (Note 8)        1,250,000        302,435
                                                   ------------   ------------
                                                      9,844,275      5,891,282
Long term debt (Note 8)                                 579,167        216,751
                                                   ------------   ------------
                                                     10,423,442      6,108,033
                                                   ------------   ------------

Shareholders' Equity

Convertible debt (Note 9)                             2,719,567      5,351,218
Capital stock (Note 10)                              14,290,097      9,442,747
Deficit                                             (10,745,213)    (4,072,967)
                                                   ------------   ------------
                                                      6,264,451     10,720,998
                                                   ------------   ------------

                                                   $ 16,687,893   $ 16,829,031
                                                   ============   ============
-------------------------------------------------------------------------------
Commitments and contingencies (Note 11 & 12)


          See accompanying notes to consolidated financial statements.

------------------------------------------------------------------------------------------------------------
Officeland Inc.
Consolidated Statement of Cash Flows
(Expressed in U.S. dollars)
Year Ended November 30                                            1999             1998               1997
------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash equivalents
    Operating
        Net earnings (loss) before discontinued
             operation                                      $   (5,396,966)    $    449,868    $   1,097,218
        Depreciation and amortization                              575,916          104,786           42,086
        Goodwill writedown                                       2,000,000                -                -
        Future income taxes                                        122,000           48,832          (47,067)
                                                            --------------     ------------    -------------
                                                                (2,699,050)         603,486        1,092,237
        Changes in non-cash operating working
        capital related to continuing operations
             Receivables                                         1,711,964       (1,591,485)          83,543
             Inventory                                            (158,907)        (478,894)        (831,879)
             Prepaids                                               28,392           16,403          (12,748)
             Other assets                                          504,287         (504,287)               -
             Accounts payable and accruals                      (1,293,185)         988,278         (966,818)
             Income taxes                                          115,522         (328,870)         213,760
             Future income taxes                                   (25,840)         (45,508)        (278,900)
                                                            --------------     ------------    -------------
             Cash used before discontinued
                operations                                      (1,816,817)      (1,340,877)        (700,805)
             Cash used in discontinued operations                  (61,691)         (45,223)         (87,579)
                                                            --------------     ------------    -------------
                                                                (1,878,508)      (1,386,100)        (788,384)
                                                            --------------     ------------    -------------
    Financing

        Increase in bank credit facilities                       2,781,453           25,000                -
        Issuance of long term debt                               2,000,000                -                -
        Repayment of long term debt                               (675,040)          (4,400)          (8,362)
        Convertible debentures                                           -        3,241,790                -
        Issuance of common shares                                    2,702              784           11,378
        Issuance of warrants                                             -                -               66
        Repurchase of common shares                                (34,629)               -          (47,408)
        Issuance of units                                                -                -        2,385,232
        Share issue costs                                         (581,001)               -         (264,813)
        Issuance of Class B shares                               1,118,266                -                -
                                                            --------------     ------------    -------------
        Cash provided before discontinued operations             4,611,751        3,263,174        2,076,093
                                                            --------------     ------------    -------------

    Investing

        Purchase of investments                                          -                -          (89,143)
        Acquisition (Note 2a)                                   (1,516,391)               -                -
        Acquisition (Note 2b)                                     (471,461)               -                -
        Acquisition (Note 2c)                                            -         (306,975)               -
        Acquisition (Note 2d)                                            -       (2,456,423)               -
        Purchase of capital assets                                (278,223)         (93,233)         (48,899)
        Repayment of advance from investment                        18,963                -                -
                                                            --------------     ------------    -------------
        Cash used before discontinued operations                (2,247,112)      (2,856,631)        (138,042)
                                                            --------------     ------------    -------------

Effect of foreign exchange remeasurement                            21,365           11,003         (350,295)
                                                            --------------     ------------    -------------

Net increase (decrease) in cash                                    507,496         (968,554)         799,372
Cash and cash equivalents
    Beginning of year                                               72,649        1,041,203          241,831
                                                            --------------     ------------    -------------
    End of year                                             $      580,145     $     72,649    $   1,041,203
                                                            ==============     ============    =============

Interest paid                                               $      316,039     $     30,951    $           -
                                                            ==============     ============    =============

Taxes paid                                                  $       20,106     $    234,730    $           -
                                                            ==============     ============    =============

          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
Year Ended November 30, 1999
--------------------------------------------------------------------------------

Nature of operations

Officeland Inc. (the Company) is a Canadian corporation. The Company, and certain of its subsidiaries are engaged in the business of the purchasing, refurbishing and selling of used photocopiers and fax machines. Those subsidiaries are located in the United States. The primary activity of the Company and those subsidiaries is within the United States. The Company also has another subsidiary which is located in Canada which provides agency and collection services in the Province of Ontario. (see Discontinued Operations
Note 15)

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
Year Ended November 30, 1999
--------------------------------------------------------------------------------

1.      Accounting policies (continued)

Amortization of intangibles

Goodwill is amortized on a straight line basis over its estimated life of 20 years. On an ongoing basis, the Company reviews the measurement of goodwill for possible impairment based primarily on the ability to recover the balance of goodwill from expected future operating cash flows on an undiscounted basis.

During 1999 based upon an independent valuation prepared using a cash flow model the value of Goodwill was reassessed and management determined that the amortization period should change from 40 years to 20 years. Accordingly, 1999 goodwill amortization has been provided on a straight-line basis using this revised estimated remaining life. For the year ended November 30, 1999 this change in estimate has resulted in an increase in amortization expense and a decrease in goodwill resulting in a decrease in earnings from continuing operations for the year of $237,452.

Functional currency

During 1998 the Company determined that the functional currency was the United States dollar, not the Canadian dollar. This change was adopted because of the Company's new strategic focus and organization structure. During 1998 the Company acquired two subsidiaries located in the United States resulting in substantial increased activity therein, accordingly, the financial statements are presented in US dollars. Non-monetary assets and liabilities are remeasured using the historical exchange rates. Monetary assets and liabilities are remeasured based on the rate in effect at the balance sheet date. Revenues and expenses related to non-monetary items are remeasured using the historical exchange rate that apply to the related assets while those related to monetary items are remeasured using the average exchange rate for the period. For 1998, the historical rate applied to non-monetary items is the exchange rate as at November 30, 1997. Exchange gains and losses resulting from the remeasuring are charged to income in the year. The comparative numbers for 1997 have been remeasured using the relevant balance sheet rate for assets and liabilities and the average rate for the year for the revenues and expenses.

Revenue recognition

Equipment revenue is recognized at the time of sale of the equipment.

Commissions on the sale of consignment office equipment are recorded at the time of sale. Commissions for auction services are recorded when the services are rendered.

--------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
Year Ended November 30, 1999
--------------------------------------------------------------------------------

1.      Accounting policies (continued)

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

2.      Business acquisitions

a)      Acquisition of Eastern Equipment Brokers Inc.

On January 1, 1999, the Company acquired a 100% equity interest in Eastern Equipment Brokers Inc., a wholesaler and re-manufacturer of used photocopiers located in Bridgeport, Connecticut, for consideration of $1,400,000 cash and 675,000 common shares of Officeland Inc. (market value at the date of acquisition $1,107,000) for total consideration of $2,665,701 including costs to effect the acquisition, plus additional earn out consideration to be paid by the issue of shares. The 675,000 common shares are placed in escrow and will be delivered on January 1, 2001.

The vendor shall be paid an additional earn out amount of shares for the three year period commencing December 1, 1998. The additional earn out consideration will be one share for a specified amount of profits in excess of predefined base amounts. The additional consideration is subject to a maximum of 350,000 earn out shares. The additional consideration for the twelve months ended December 31, 1999 cannot be reasonably determined at this time.

The acquisition was accounted for by the purchase method of accounting. The purchase price included professional fees and other direct costs of the acquisition. Goodwill is being amortized on a straight line basis over it's estimated useful life of 20 years.

--------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
Year Ended November 30, 1999
--------------------------------------------------------------------------------

2.      Business acquisitions (continued)

b)      Acquisition of Digital Document Solutions, Inc.

On January 1, 1999 the Company acquired all of the assets of Digital Document Solutions, Inc. a closely held Connecticut corporation. Digital Document Solutions, Inc. is in the business of selling, leasing and servicing re-manufactured photocopiers. The assets of Digital Document Solutions, Inc. were purchased for consideration of $665,000 in cash and for total consideration of $692,675 including costs to effect the acquisition.

The acquisition was accounted for by the purchase method of accounting. The purchase price included professional fees and other direct costs of the acquisition.

c)      Acquisition of The Wholesale Group Inc.

On May 12, 1998, the Company acquired a 100% equity interest in The Wholesale Group Inc. a used photocopier wholesaler and exporter located in Anaheim, California, for consideration of $361,000 cash and 425,000 common shares of Officeland Inc. (market value at the date of acquisition $1,408,025) for total consideration of $1,817,174, including costs to effect the acquisition. As at November 30, 1999, 219,000 of the total 425,000 shares have been issued with the balance placed in escrow to be issued as follows: May 12, 2000, 100,000 shares; and May 12, 2001, 106,000 shares.

The acquisition was accounted for by the purchase method of accounting. The purchase price included professional fees and other direct costs of the acquisition. Goodwill is being amortized on a straight line basis over its estimated useful life of 20 years.

d)      Acquisition of The Telecom Corporation of Chicago

On October 9, 1998, the Company acquired a 100% equity interest in The Telecom Corporation of Chicago Inc. a re-manufacturer and marketer of used fax machines, small copiers and printers located in Wauconda, Illinois, for consideration of $2,600,000 cash, 750,000 common shares of Officeland Inc. (market value at the date of acquisition $930,000) and a $500,000 note for total consideration of $4,142,146, including costs to effect the acquisition, plus additional earn out consideration to be paid in cash or by the issue of shares. The 750,000 common shares are placed in escrow and will be issued as follows: January 1, 2000, 225,000 shares; January 1, 2001, 300,000 shares; and January 1, 2002, 225,000 shares. The note bears interest at the rate of 5% per annum and is repayable in equal quarterly instalments of $62,500 plus accrued interest commencing April 1, 1999.

The vendor shall be paid an additional amount of cash or shares for the three year period commencing December 1, 1998. The Company shall have the discretion, on a year to year basis, in determining whether to pay cash or shares, subject to the vendor requesting up to a maximum of 40% of the additional consideration in cash. The additional consideration is based on annual profits in excess of predefined base amounts. The additional consideration is

--------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
Year Ended November 30, 1999
--------------------------------------------------------------------------------

2.      Business acquisitions (continued)

subject to a maximum amount of 350,000 earn out shares in value. The additional consideration cannot be reasonably determined at this time. For the twelve month period ended November 30, 1999, the predefined base amount was not achieved and no additional consideration is payable as at November 30, 1999.

The acquisition was accounted for by the purchase method of accounting. The purchase price included professional fees and other direct costs of the acquisition. Goodwill is being amortized on a straight line basis over it's estimated useful life of 20 years.

e) The allocation, on the acquisition date, of the Company's investments is as follows:


                                                            1999                           1998
                                              ------------------------------   ---------------------------
                                                    Eastern          Digital          The          Telecom
                                                  Equipment         Document    Wholesale      Corporation
                                               Brokers Inc.   Solutions Inc.   Group Inc.       of Chicago
                                               ------------   --------------   ----------      -----------
Cash (net of bank indebtedness)               $          -     $   221,214     $         -     $         -
Non-cash current assets                            807,852         578,863         662,363       1,971,631
Capital assets                                      51,768           9,314          19,620         123,962
Other assets                                             -               -          76,236         259,000
Goodwill arising from acquisition                3,176,448               -       1,668,085       4,372,019
                                              ------------     -----------     -----------     -----------
Total assets                                     4,036,068         809,391       2,426,304       6,726,612
                                              ------------     -----------     -----------     -----------

Bank indebtedness (net of cash)
    assumed                                        307,690               -           2,826         960,626
Long term debt                                           -               -          21,965               -
Accounts payable and other liabilities           1,062,677         116,716         584,339       1,623,840
                                              ------------     -----------     -----------     -----------
                                                 1,370,367         116,716         609,130       2,584,466
                                              ------------     -----------     -----------     -----------

Total purchase price                          $  2,665,701     $   692,675     $ 1,817,174     $ 4,142,146
                                              ============     ===========     ===========     ===========

Consideration

    Cash paid, incl. costs to effect
       acquisition                            $  1,558,701     $   692,675     $   409,149     $ 2,712,146
    Note payable                                         -               -               -         500,000
    Shares issued                                        -               -         228,597               -
    Shares issued in escrow                      1,107,000               -       1,179,428         930,000
                                              ------------     -----------     -----------     -----------

Total consideration                           $  2,665,701     $   692,675     $ 1,817,174     $ 4,142,146
                                              ============     ===========     ===========     ===========

Net cash paid

    Cash, per above                           $  1,558,701     $   692,675     $   409,149     $ 2,712,146
    Less:  Cash acquired                           (42,310)       (221,214)       (102,174)       (255,723)
                                              ------------     -----------     -----------     -----------

Net cash paid                                 $  1,516,391     $   471,461     $   306,975     $ 2,456,423
                                              ============     ===========     ===========     ===========

--------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
Year Ended November 30, 1999
--------------------------------------------------------------------------------

2.      Business combinations (continued)

The proforma summary financial information for 1999 and 1998 which reflects the purchases as if they occurred at December 1, 1997 is as follows:

                                             (Unaudited)      (Unaudited)
                                                    1999            1998
                                                    ----            ----

Revenues                                    $27,426,858      $33,315,914
Net income (loss)                           $(6,041,075)     $   335,926

Earnings (loss) per share, basic            $     (0.90)     $      0.06
Earnings (loss) per share, fully diluted    $     (0.90)     $      0.05

--------------------------------------------------------------------------------
3.      Cash

Cash includes a trust bank account in which monies collected on behalf of agency and collection clients are deposited until transferred to the clients. The trust funds at the year end were $5,474 (1999) and $3,809 (1998).
--------------------------------------------------------------------------------

4.      Investments

Investments are recorded at cost and represent the Company's investment in two companies which are in the developmental stage of operation. The companies are not publicly traded, and hence there is no substantive market value information. The Company's investment does not represent significant influence in the entities. The investment consists of:

                                           1999           1998
                                           ----           ----

Common shares                        $   71,113     $   71,113
Advances                                 28,445         47,408
                                     ----------     ----------

                                     $   99,558     $  118,521
                                     ==========     ==========

--------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
 (Expressed in U.S. dollars)
Year Ended November 30, 1999
--------------------------------------------------------------------------------

5.      Capital assets                        1999           1998
                                              ----           ----

        Cost

        Furniture and equipment       $    692,930     $  576,529
        Automotive equipment               111,386        120,670
        Computer equipment                 324,751        186,300
                                      ------------     ----------

                                      $  1,129,067     $  883,499
                                      ============     ==========

        Accumulated depreciation

        Furniture and equipment       $    430,160     $  384,915
        Automotive equipment                47,272         87,926
        Computer equipment                 183,711        154,066
                                      ------------     ----------

                                      $    661,143     $  626,907
                                      ============     ==========

        Net book value

        Furniture and equipment       $    262,770     $  191,614
        Automotive equipment                64,114         32,744
        Computer equipment                 141,040         32,234
                                      ------------     ----------

                                      $    467,924     $  256,592
                                      ============     ==========
--------------------------------------------------------------------------------

6.      Other assets

Other assets in 1998 include:

(i)     Costs related to the issuance of the convertible debenture $452,661 (see
        Note 9) which will be charged to equity when the debentures are converted. The amount has been capitalized as share issue costs in 1999.

(ii) Costs of $51,623 related to acquisition of EEB. Amount has been recorded as part of the purchase price of the acquisition in 1999.
--------------------------------------------------------------------------------

7.      Bank credit facilities

At November 30, 1999 short term bank facilities consisted of operating lines of credit in the aggregate amount of $5,650,000 with banks in the United States and Canada. At November 30, 1999 $4,477,803 (1998: $1,346,349) has been utilized.
The Company has provided a charge over all of the tangible and intangible property of the Company.

The agreements covering the bank loans contain a number of covenants. The covenants require the Company to maintain certain financial ratios as defined under the loan agreements.

--------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
Year Ended November 30, 1999
--------------------------------------------------------------------------------

8.      Long term debt                                    1999            1998
                                                          ----            ----

Various equipment loans.                           $         -     $    14,979

Two year Term Note bearing interest
equal to the prime rate plus 1/2% in the
first year and at the prime rate in the
second year repayable in equal monthly
instalments of $83,333 plus
accrued interest commencing May 1, 1999.             1,516,667               -

Unsecured note payable bearing interest
at 5% per annum, repayable in equal
quarterly instalments of $62,500 plus
accrued interest, maturing January 1, 2001.            312,500         504,207
                                                   -----------     -----------
                                                     1,829,167         519,186
Less:  current portion                               1,250,000         302,435
                                                   -----------     -----------

                                                   $   579,167     $   216,751
                                                   ===========     ===========


Interest paid on long term debt                    $   107,230     $     3,542
                                                   ===========     ===========

--------------------------------------------------------------------------------

9.      Convertible debt                                  1999            1998
                                                          ----            ----

Acquisition consideration payable in
common shares based on the market value
of the shares at the date of acquisition
(206,000 shares @ $3.313); shares to be
issued as described in Note 2(c).                  $   682,567     $ 1,179,428

Acquisition consideration payable in
common shares based on the market value
of the shares at the date of acquisition
(750,000 shares @ $1.240); shares to be
issued as described in Note 2(d).                      930,000         930,000

--------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
Year Ended November 30, 1999
--------------------------------------------------------------------------------

9.      Convertible debt (continued)                        1999            1998
                                                            ----            ----

Acquisition consideration payable in
common shares Based on the market value
of the shares at the date of acquisition
(675,000 shares @ $1.64); shares to be
issued as described in Note 2 (a).                     1,107,000               -

Convertible notes issued June 1998, due
June 4, 2001, bearing interest at 12%
per annum. If the notes are converted no
interest shall be payable. The notes are
convertible into units, each unit being
comprised of one Class A special share
and one warrant to purchase one common
share. The warrants have an exercise
price of $3.75 and expire June 4, 2003.
The notes are automatically converted
into units at $3.40 if the Company
achieves certain audited results for
fiscal 1998. The Company has achieved
these results and has accordingly, not
recorded any interest expense.                                 -       1,304,539

Convertible notes issued November 1998,
due November 10, 2001, bearing interest
at 12% per annum. If the notes are
converted no interest shall be payable.
The notes are convertible into units,
each unit being comprised of one Class B
special share plus one $1.50 warrant and
one $2.00 warrant. The $1.50 warrants
expire on November 10, 2003 and the
$2.00 warrants expire on November 10,
2003. The notes are automatically
converted into units at $3.40 if the
Company achieves certain audited results
for fiscal 1998. The Company has
achieved these results and has
accordingly, not recorded any interest expense.                -       1,937,251
                                                     -----------     -----------

                                                     $ 2,719,567     $ 5,351,218
                                                     ===========     ===========

Convertible Note

During the year, all the convertible notes were converted to 420,169 Class A special shares and 455,882 Class B special shares based on the pre-established conversion price of $3.40 per share.

--------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
Year Ended November 30, 1999
--------------------------------------------------------------------------------

10.     Capital stock

Authorized:
Unlimited number common shares
Unlimited number of Class A special shares
Unlimited number of Class B special shares
Unlimited number of Class C special shares
Unlimited number of Class D special shares
Unlimited number of Class E special shares
Unlimited number of Class F special shares
Unlimited number of restricted voting class shares


                                                                       1999          1998
                                                                       ----          ----
Issued:

  5,695,257  common shares (1998 - 5,538,798)                  $  9,840,163   $ 9,340,600
    420,169  Class A special shares (1998-0)                      1,304,539             -
    969,538  Class B special shares (1998-0)                      3,077,877             -
  9,500,000  restricted voting class shares (1998-9,500,000)          6,672         6,672
  1,375,000  warrants (1998 - 1,375,000)                             95,475        95,475
                                                               ------------   -----------
                                                                 14,324,726     9,442,747
Common shares in treasury                                           (34,629)            -
                                                               ------------   -----------

                                                               $ 14,290,097   $ 9,442,747
                                                               ============   ===========


i) During 1999, the convertible notes issued on June 4, 1998 were automatically converted to share capital under the terms of the note indenture. They were exchanged for 420,169 Class A special shares. The amount added to the share capital was $1,304,539, based on the pre-established conversion rate. At the balance sheet date, 218,488 Class A special shares, in the amount of $678,365, remained to be delivered.

ii) During 1999 14,706 Class B special shares with a market value of $22,358 were issued in settlement for services rendered pursuant to service agreements. The shares have been recorded at $22,358.

iii) On February 2, 1999 the Company issued 6,459 common shares pursuant to the exercise of options under the 1996 Employee Stock Option Plan. The shares have been recorded at $2,702, being the cash received. For US GAAP purposes the fair market value consideration, if any, was recorded in the year the options were granted.

iv) During 1999, the convertible notes issued on November 10, 1998 were automatically converted to share capital under the terms of the note indenture. They were exchanged for 623,950 Class B special shares. The amount added to the share capital was $1,937,251, based on the pre-established conversion rate.

-------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
Year Ended November 30, 1999
-------------------------------------------------------------------------------

10.     Capital stock (continued)

v) On April 20, 1999 the Company issued for cash 330,882 Class B special shares. The amount added to the share capital was $1,118,266.

vi) On May 12, 1999 the Company issued 150,000 common shares as partial consideration for the acquisition of The Wholesale Group Inc. as disclosed in Note 2 (c). This is the second share entitlement issued by the Company under the purchase agreement. These shares have been recorded at $496,861, the value ascribed to them at the date of the acquisition.

vii) The Company entered into a share repurchase plan in 1999 to repurchase its common shares. During 1999 the Company repurchased 40,000 common shares at prices ranging from $0.92 to $0.84 per share. The total consideration paid was $34,629.

viii) On April 3, 1998, 5,000 common shares with a market value of $17,190 were issued in settlement for services rendered pursuant to consulting agreements. The shares have been recorded at $0. For US GAAP purposes the shares have been recorded at $17,190.

ix) On May 12, 1998 the Company issued 69,000 common shares with a market value of $228,597 as partial consideration for the acquisition of The Wholesale Group, Inc. The shares have been recorded at $228,597.

x) On September 23, 1998, 73,465 common shares with a market value of $91,830 were issued for a combination of $784 cash. The shares have been recorded at $784. For US GAAP purposes the shares are recorded at $91,830. For US GAAP purposes the market value adjustment disclosures ($91,046) are included in Note 19 (a)(iii).

xi) The Company has reserved 5,331,714 common shares to meet the Company's obligations outstanding related to warrants, employee stock option plan and other arrangements.

xii) On July 15, 1998 the Company granted 571,292 options to employees pursuant to the Employee Stock Option Plan. The plan enables the Company to issue a total of 1,150,000 options under certain conditions until November 30, 2001. This is the second grant entitlement issued by the Company under the plan. This issue is exercisable at $3.00 and expires July 15, 2003. In December 1998, the Company cancelled the plan. The options granted prior to this date are exercisable until the expiry date as stated when issued.

xiii) On March 15, 1999 the Company granted 10,000 options to one of its executives pursuant to a plan under which a maximum of 41,535 options may be granted. The issue is exercisable at $0.01 per share and expires January 2003. For US GAAP the excess of the market value over the exercise price has been recorded as compensation expense (see Note 19(a)
        (iii)).

-------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
Year Ended November 30, 1999
-------------------------------------------------------------------------------

10.     Capital stock (continued)

xiv) On December 2, 1998 the Company granted 310,000 options to its board of directors pursuant to a plan. The issue is exercisable at $0.625 per share and expires December 2003. The options vest as to one third on the anniversary of the grant date, until fully vested (December 2001).

Outstanding options and warrants as at the balance sheet date are as follows:

                              Number     Exercise                             Number
Identification           Outstanding        Price       Expiry Date       Authorized
--------------           -----------        -----       -----------       ----------

March warrants               500,000       $ 3.63       August 12, 2001      500,000
Unit warrants                805,000       $ 3.30       March 25, 2000       805,000
Underwriter warrants          70,000       $ 3.75       March 25, 2002        70,000
Units underlying
    underwriter warrants      70,000       $ 3.30       March 25, 2000        70,000
Bridge warrants               60,000       $ 3.00       March 25, 2000        60,000
Coffins warrants              50,000       $ 3.30       March 25, 2000        50,000
Executive options             10,000       $ 0.01       January 2003          41,535
Board options                310,000       $ 0.62       December 2, 2003     310,000
Employee stock options       404,151       $ 0.40       October 1,2002       410,610
Employee stock options       571,292       $ 3.00       July 15, 2003        571,292
Class A Warrants             336,135       $ 3.75       June 2003            336,135
Class B Warrants             707,983       $ 2.00       November 2003        707,983
Class B Warrants             707,983       $ 1.50       November 2003        707,983
Class B Warrants             345,588       $ 2.00       April 2004           345,588
Class B Warrants             345,588       $ 1.50       April 2004           345,588
                       -------------                                       ---------

                           5,293,720                                       5,331,714
                       =============                                       =========


--------------------------------------------------------------------------------

11.     Commitments

i)      Lease arrangements

        The Company has entered into agreements to rent premises with expiry dates ranging from 2004 to 2008. Minimum rent payable for premises for each of the next five years are as follows:


        2000                                        $  725,046
        2001                                           734,208
        2002                                           743,294
        2003                                           742,788
        2004                                           643,384
        Thereafter                                   1,321,077
                                                 -------------

                                                 $   4,909,797
                                                 =============

-------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
Year Ended November 30, 1999
-------------------------------------------------------------------------------

11.     Commitments (continued)

ii)     Employment contracts

        The Company and its subsidiaries have employment contracts with its key employees for terms expiring from 2000 to 2001.

-------------------------------------------------------------------------------

12.     Contingencies

The Company has an outstanding letter of guarantee for $16,984 as required by the Collection Agencies Act of Ontario. The letter of guarantee is secured by a cash deposit of equal value. The letter of guarantee is required to secure the proper handling of trust funds.

-------------------------------------------------------------------------------

13.     Income taxes

The following table reconciles the statutory federal and provincial incomes taxes to the effective income tax on earnings before taxes.


                                                                 1998               1998                1997
                                                                 ----               ----                ----

Combined basic income tax                               $  (2,261,770)       $   216,934        $    599,134
Goodwill writedown                                            870,000                  -                   -
Lower effective tax rate on loss
(earnings) of U.S. subsidiaries                                33,652             (4,940)                  -
Other adjustments                                             (90,278)           149,068            (115,361)
Valuation allowance                                         1,645,891                  -                   -
                                                        -------------        -----------        ------------
                                                              197,495            361,062             483,773
Tax benefit realized on tax loss carryforward                       -           (312,230)           (203,671)
                                                        -------------        -----------        ------------

                                                        $     197,495        $    48,832        $    280,102
                                                        =============        ===========        ============



The components of the Company's income tax expense are as follows:



                                    1999               1998                1997
                                    ----               ----                ----


Current                    $      75,495        $         -        $    327,169
Future income taxes              122,000             48,832             (47,067)
                           -------------        -----------        ------------

                           $     197,495        $    48,832        $    280,102
                           =============        ===========        ============

-------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
Year Ended November 30, 1999
-------------------------------------------------------------------------------

13. Income taxes (continued)

Future income taxes result primarily from the difference between claiming capital cost allowance on the Company's equipment for income tax purposes and depreciation expense for accounting purposes, and income taxes related to expenses of the common share offerings and net operating losses carryforward.

The components of the Company's future income taxes are as follows:

                                                      1999                 1998
                                                      ----                 ----

Share issue costs                           $      317,365        $     209,735
Loss carryforward benefit                        1,948,906              586,502
Capital assets                                      54,679               66,975
Other                                               85,900                    -
                                            --------------        -------------
                                                 2,406,850              863,212
Valuation allowance                             (1,881,630)            (260,832)
                                            --------------        -------------

                                            $      525,220        $     602,380
                                            ==============        =============


The loss carryforward for income tax purposes amounts to approximately $4,596,000. The loss carryforward expires as follows:

        2005                                $      661,000
        2006                                     3,733,000
        2018                                       202,000

-------------------------------------------------------------------------------

14. Earnings per share

Under Canadian GAAP earnings per share are based on the weighted average common shares outstanding. Weighted average common shares used in the computation of earnings per share are 6,715,661, 5,446,507, and 5,115,673 in 1999,1998, and
1997 respectively. The weighted average common shares plus dilutive shares used in the computation of fully diluted earnings per share are 6,715,661, 6,701,073, and 6,379,350 in 1999, 1998, and 1997 respectively.

-------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
Year Ended November 30, 1999
-------------------------------------------------------------------------------

14. Earnings per share (continued)

Under US GAAP basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that occur if securities or other contracts to issue common shares were exercised and converted into common shares. The weighted average common shares used in the computation of earnings per share are 6,715,661, 5,446,507, and 5,115,673 in 1999, 1998, and 1997 respectively. The weighted average common shares plus dilutive shares used in the computation of fully diluted earnings per share are 6,715,661, 5,718,585, and 5,565,641 in 1999, 1998, and 1997 respectively.

--------------------------------------------------------------------------------

15. Discontinued Operations

In October 1999 the Company elected to enter into a formal plan to discontinue the operations of its wholly owned subsidiary, Metropolitan Collection Service Inc. ("MCSI"). The Company is currently in negotiations with several interested purchasers. It is the Company's intent to sell all of the outstanding capital stock of MCSI. Summary operating results of the discontinued business segment follows:

                                        1999            1998           1997
                                        ----            ----           ----

Revenues                            $ 282,524      $ 451,327      $ 383,106
                                    ---------      ---------      ---------

Loss before income taxes            $ (65,438)     $ (68,437)     $ (53,440)
Income tax benefit (provision)              -              -              -
                                    ---------      ---------      ---------
Loss from discontinued operations     (65,438)       (68,437)       (53,440)
Estimated loss on disposal           (606,480)             -              -
                                    ---------      ---------      ---------

Loss from discontinued operation    $(671,918)     $ (68,437)     $ (53,440)
                                    =========      =========      =========


Summary of carrying values of remaining assets
and liabilities of discontinued operation included
in the balance sheet
                                         1999           1998
                                         ----           ----

Cash                               $   45,455      $  71,731
Accounts receivable                    63,845         64,298
Prepaids                                    -         96,260
Goodwill                                    -        642,290
                                   ----------      ---------
                                      109,300        874,579
Current Liabilities                     3,357          9,098
                                   ----------      ---------

Net assets                         $  105,943      $ 865,481
                                   ==========      =========

-------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
Year Ended November 30, 1999
-------------------------------------------------------------------------------

16.     Concentrations

During 1999 the Company had one major supplier; purchases from that supplier approximate 20% (20% - 1998, 0% - 1997), in 1998 the Company had another which approximated 30% (40% - 1997) of inventory purchases. In the event procurement from the first one of these vendors were to be interrupted, the effect on the Company could be adverse. The company has other suppliers for product similar to the second mentioned supplier.

The Company derives approximately 90% (90% - 1998, 95% - 1997) of its revenues within the United States. During 1998 the Company derived approximately 28% (0% - 1997) of its revenue from one customer.

-------------------------------------------------------------------------------

17. Related party transactions

The subsidiary companies lease facilities in the United States from companies controlled by the previous shareholders under terms and conditions reflecting prevailing market conditions at the time the leases were entered into. Approximately 78,500 square feet has been leased for various terms expiring between October 31, 2003 and December 31, 2007. Amounts paid for leased space to the previous shareholders during 1999 were $496,000 ($190,000, 1998).

-------------------------------------------------------------------------------

18.     Financial instruments

Credit risk

Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across both geographical areas and industry segments.

Foreign currency risk

The Company operates primarily in U.S dollars.

Interest risk

The Company is exposed to interest rate risk because the interest on all of its debt is based on the lender prime, which may vary from time to time.

Fair values

The estimated fair value of cash and cash equivalents, receivables, income tax receivable, inventory of goods for resale, bank credit facilities, accounts payables and accrued liabilities approximates carrying value due to the relatively short term nature of the instruments and/or floating interest rates on the instruments. The estimated fair value of long term debt also approximates carrying value due to the relatively short term to maturity and/or effective interest rates that are not significantly different from market rates.

-------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
Year Ended November 30, 1999
-------------------------------------------------------------------------------

19. Reconciliation to accounting principles generally accepted in the United States of America

In certain respects, Canadian generally accepted accounting principles ("Canadian GAAP") differ from United States generally accepted accounting principles ("US GAAP").

(a)     Statement of earnings


                                                         1999            1998            1997
                                                         ----            ----            ----

Net earnings (loss) from continuing operations
according to Canadian GAAP                       $ (5,396,966)   $    449,868    $  1,097,218
                                                 ------------    ------------    ------------

Consulting fees (i)                                      --           (17,190)        (38,875)
Interest expense (ii)                                    --              --           (97,385)
Employee compensation (iii)                            (9,638)        (91,046)     (1,554,423)
Foreign exchange loss (gain) (iv)                        --            (6,275)       (249,648)
Income tax loss benefit (v)                          (198,047)         38,841          95,978
                                                 ------------    ------------    ------------
                                                     (207,685)        (75,670)     (1,844,353)
                                                 ------------    ------------    ------------
Net (loss) earnings from continuing operations
According to US GAAP                               (5,604,651)        374,198        (747,135)
                                                 ------------    ------------    ------------
Discontinued operations                              (671,918)        (68,437)        (53,440)
Goodwill adjustment (vi)                               89,705           3,092           3,306
Legal expenses (vii)                                   94,533          19,188           8,922
                                                 ------------    ------------    ------------
                                                     (487,680)        (46,157)        (41,212)
                                                 ------------    ------------    ------------

Net income (loss) according to US GAAP             (6,092,331)        328,041        (788,347)

Deficit, beginning of year                         (6,184,918)     (6,512,959)     (5,724,612)
                                                 ------------    ------------    ------------

Deficit, end of year                             $(12,277,249)   $ (6,184,918)   $ (6,512,959)
                                                 ============    ============    ============

Basic earnings (loss) per share before
    discontinued operations                      $      (0.84)   $       0.07    $      (0.15)
Discontinued operations                                 (0.07)          (0.01)           --
                                                 ------------    ------------    ------------

                                                 $      (0.91)   $       0.06    $      (0.15)
                                                 ============    ============    ============

Fully diluted earnings (loss) per share before
    discontinued operations                      $      (0.84)   $       0.07    $      (0.15)
Discontinued operations                                 (0.07)          (0.01)           --
                                                 ------------    ------------    ------------

                                                 $      (0.91)   $       0.06    $      (0.15)
                                                 ============    ============    ============

-------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
Year Ended November 30, 1999
-------------------------------------------------------------------------------

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

(ii) In December 1996 the Company issued 120,000 common shares (the "bridge shares"), 120,000 bridge warrants and promissory notes for proceeds of $240,000. In March 1997 the Company restructured the financing and issued 60,000 private placement warrants with an exercise price of $3.00, in exchange for the investors returning 71,667 bridge shares and all the bridge warrants. The proceeds of $240,000 were allocated to share capital in the amount of $97,385 and the balance ($142,615) to notes payable. When the Company repaid the notes the difference of the book value ($142,615) and the face value ($240,000) of the notes (the repayment amount) is reflected as interest expense.

(iii) Under US GAAP where stock options are issued to directors or employees for services, any excess of the market price of the shares at the time of issue of the options over the exercise price must be recorded as compensation expense. Upon exercise of the options, the cash received is added to the recorded share capital. Under Canadian GAAP the shares are recorded when exercised, at which time they will be recorded at the value of the cash received. On January 22, 1999, the Company issued 10,000 options for shares with a market value, which exceeded the exercise price by $9,638. This amount is reflected as additional compensation expense in 1999.

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

(iv) As discussed in Note 1 under Functional Currency, exchange gains or losses resulting from the remeasurement of the financial statements to the functional currency are charged to income in the year. Under US GAAP translation adjustments are reported separately and accumulated in a separate component of equity for the prior periods.

-------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
Year Ended November 30, 1999
-------------------------------------------------------------------------------

19. Reconciliation to accounting principles generally accepted in the United States of America (continued)

(v) Under US GAAP deferred income tax benefits are recognized for the future tax benefits of net tax loss carryforward when it is more likely than not that the tax benefit will be realized. Under Canadian GAAP the benefit is recognized when there is reasonable assurance of realization during the carryforward period. The income tax expense adjustment reflects this difference in benefit valuation. The US GAAP reconciling items in the reconciliation of net income are of a permanent nature, and have no income tax effect.

(vi) Goodwill has been adjusted at each balance sheet date for the effect of goodwill valuation adjustment at the date of acquisition, less the adjustment to the goodwill amortization thereon.

(vii) As discussed in Note 1 under Revenue Recognition the Company defers certain legal expenditures. Under US GAAP these expenditures must be expensed as incurred.


(b)        Balance sheets                                 November 30, 1999
                                                    ----------------------------
                                        Canadian                             US
                                            GAAP       Adjustment          GAAP
                                            ----       ----------          ----

Current assets                      $  9,048,950        (109,300)   $  8,939,650
Net assets held for resale                  --           105,943         105,943
Capital assets                           467,924                         467,924
Other assets                              99,558                          99,558
Deferred income tax benefit              358,700                         358,700
Goodwill                               6,712,761                       6,712,761
                                    ------------                    ------------
                                    $ 16,687,893                    $ 16,684,536
                                    ============                    ============

Current liabilities                 $  9,844,275          (3,357)   $  9,840,918
Long term debt                           579,167                         579,167
Convertible debenture                  2,719,567                       2,719,567
Capital stock (iii)                   14,290,097       1,588,197      15,878,294
Cumulative translation adjustment           --           (56,161)        (56,161)
Retained earnings                    (10,745,213)     (1,532,036)    (12,277,249)
                                    ------------                    ------------

                                    $ 16,687,893                    $ 16,684,536
                                    ============                    ============




-------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
Year Ended November 30, 1999
-------------------------------------------------------------------------------

19. Reconciliation to accounting principles generally accepted in the United States of America (continued)

                                                        November 30, 1998
                                                  ------------------------------
                                        Canadian                              US
                                            GAAP       Adjustment           GAAP
                                            ----       ----------           ----

Current assets (i)                  $  9,067,632    $   (232,289)   $  8,835,343
Net assets held for resale                    --         681,243         681,243
Capital assets                           256,592            --           256,592
Other assets                             622,805            --           622,805
Deferred income tax benefit (i)          242,151         198,047         440,198
Goodwill (ii)                          6,639,851        (642,290)      5,997,561
                                    ------------                    ------------
                                    $ 16,829,031                    $ 16,833,742
                                    ============                    ============

Current liabilities                 $  5,891,282          (9,098)   $  5,882,184
Long term debt                           216,751                         216,751
Convertible debenture                  5,351,218                       5,351,218
Capital stock (iii)                    9,442,747       2,181,921      11,624,668
Cumulative translation adjustment             --         (56,161)       (56,161)
Retained earnings                     (4,072,967)     (2,111,951)    (6,184,918)
                                    ------------                    ------------

                                    $ 16,829,031                    $ 16,833,742
                                    ============                    ============

(i) Legal expenses and deferred income tax benefit has been adjusted at each balance sheet date to reflect their treatment under US GAAP.

        The components of the Company's deferred income tax benefit are as follows:

                                                       1999           1998
                                                       ----           ----
        Current (included in current assets)
        Share issue costs                       $      --      $    30,410
        Loss carry forward benefit                   80,620        329,819
        Other                                        85,900           --
                                                -----------    -----------
                                                    166,520        360,229
                                                -----------    -----------
        Long term deferred benefit
        Capital assets                               54,679         66,975
        Share issue costs                           317,365        179,325
        Loss carryforward benefit                 1,868,286        513,001
                                                -----------    -----------
                                                  2,240,330        759,301
        Valuation allowance                      (1,881,630)      (319,103)
                                                -----------    -----------
                                                    358,700        440,198
                                                -----------    -----------

        Total deferred tax asset                $   525,220    $   800,427
                                                ===========    ===========

-------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
Year Ended November 30, 1999
-------------------------------------------------------------------------------

19. Reconciliation to accounting principles generally accepted in the United States of America (continued)

(ii) Goodwill has been adjusted at each balance sheet date for the effect of goodwill valuation adjustment at the date of acquisition, less the adjustment to the goodwill amortization thereon, as discussed in Note 19(a)(vi).

(iii) The Capital Stock adjustment primarily reflects the cumulative effect of the fair market value adjustments related to stock issuance and the reclassification of share issue costs from retained earnings to share capital as follows:


                                             1999           1998             1997
                                             ----            ----            ----

    Balance, beginning of year       $ 11,624,668    $ 11,361,780    $  7,705,101
    Issued cash and services               22,358          17,190          50,253
    Issued financing arrangements            --              --            97,385
    Issue of units for cash             1,120,968             784       2,289,823
    Issue of stock options                  9,638          91,046       1,554,423
    Issue of warrants for cash               --              --            95,475
    Redeem warrants                          --              --           (47,408)
    Share issue costs                    (603,362)        (74,729)       (383,272)
    Shares issued for acquisition         496,862         228,597            --
    Repurchase of shares                  (34,629)           --              --
    Issued on conversion on notes       3,241,791            --              --
                                     ------------    ------------     -----------
    Balance, end of year             $ 15,878,294    $ 11,624,668    $ 11,361,780
                                     ============    ============    ============


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

-------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
Year Ended November 30, 1999
-------------------------------------------------------------------------------

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

Had compensation cost for the above stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net income and diluted earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                        1999                  1998
                                                                        ----                  ----

        Net income (loss), US GAAP            As reported        $(6,092,331)          $    328,041
                                              Pro forma          $(6,161,172)          $   (968,792)
        Net income (loss) per share,
           US GAAP, Basic                     As reported        $     (0.91)          $       0.06
                                              Pro forma          $     (0.92)          $      (0.17)

        Net income (loss) per share,
           US GAAP, Diluted                   As reported        $     (0.91)          $       0.06
                                              Pro forma          $     (0.92)          $      (0.17)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 1999 and 1998, respectively. Expected volatility of 100% in 1999 and 96.9% in 1998; risk free interest rate of 4.38% and 5.51% in 1999 and 1998, respectively; and expected lives of 5 years.

-------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
Year Ended November 30, 1999
-------------------------------------------------------------------------------

19. Reconciliation to accounting principles generally accepted in the United States of America (continued)

A summary of the status of the Company's option plans as of November 30, 1999 and 1998 and changes during the years ending on those date is represented below:


                                                        1999                        1998
                                          ---------------------------      --------------------------
                                           Shares       Weighted Avg.      Shares       Weighted Avg.
                                                       Exercise Price                  Exercise Price

Outstanding, beginning of year             981,902       $   1.91          410,610      $   0.40
Granted                                    320,000           0.61          571,292          3.00
Exercised                                   (6,459)          0.40             --             --
                                         ---------                         -------

Outstanding, end of year                 1,295,443       $   1.59          981,902      $   1.91
                                         =========                         =======


Options exercisable at year-end          1,295,433             --          981,902           --
                                         =========                         =======


Weighted average fair value of options
    granted during the year                              $   0.58                       $   2.27
                                                         ========                       ========


The following table summarizes information about options outstanding and exercisable at November 30, 1999:


                         OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE

Range of                                 Weighted Avg.
Exercise                 Number            Remaining             Weighted Avg.    Number
Prices               Outstanding         Contractual Life        Exercise Price   Exercisable

$0.01 to $0.02            10,000           4.3 years                $0.01           10,000
$0.40 to $0.60           404,451           2.9 years                $0.40          404,151
$0.62 to $0.93           310,000           4.0 years                $0.625              --
$3.00 to $4.50           571,292           3.6 years                $3.00          571,292
                  --------------                                                 -------------


                      1,295,443                                                    985,443
                  ==============                                                 =============

-------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
Year Ended November 30, 1999
-------------------------------------------------------------------------------

19. Reconciliation to accounting principles generally accepted in the United States of America (continued)

(d)     Financial Accounting Standard Board Pronouncements

        There are no current pronouncements which affect the company's reporting practices.

-------------------------------------------------------------------------------

20.     Uncertainty due to the Year 2000 Issue

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change has occurred, it is not possible to be certain that all aspects of the Year 2000 Issue affecting the company, including those related to the efforts of customers, suppliers, or other third parties will be fully resolved.

-------------------------------------------------------------------------------

21.     Comparative numbers

Certain of the comparative figures for 1998 and 1997 have been reclassified to conform with the financial statements presentation adopted for 1998.

-------------------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
Year Ended November 30, 1999
-------------------------------------------------------------------------------

22. Industry segments

The Company operates primarily in one industry. Operations in the office equipment industry comprise the sale and service of purchased and consignment office equipment. Management monitors operations within this one industry segment by geographic segment as follows:


                                                                         1999
                               ------------------------------------------------------------------------------------
                                                                    N.E. Telecom       Mid U.S.
                                                 The Wholesale      Corporation   Eastern Equipment
                                      Core        Group Inc.        of Chicago       Brokers, Inc.           Total
                                      ----       -------------   ---------------  ------------------         -----

Revenue from customers
   outside the enterprise      $   4,282,290    $    5,963,622    $   11,547,012    $   5,036,895    $   26,828,819
Segment operating gross
profit                         $  (2,458,831)   $       17,017    $     (515,769)   $     101,650        (2,855,933)
Discontinued operations                                                                                    (671,918)
Goodwill writedown                                                $   (2,000,000)                        (2,000,000)
Goodwill amortization                                                                                      (461,248)
Foreign exchange gain (loss)                                                                                (79,785)
                                                                                                      -------------

Net earnings                                                                                         $   (6,068,884)
                                                                                                      =============

Identifiable assets            $   3,226,624    $    2,537,021    $    6,032,596    $   4,891,652    $   17,027,893

Capital expenditures           $      35,813    $       17,991    $      126,339    $      98,080    $      278,223

Depreciation                   $      46,220    $        8,956    $       37,553    $      21,939    $      114,668



                                                                         1998
                               -------------------------------------------------------------------------------------
                                                                    N.E. Telecom       Mid U.S.
                                                 The Wholesale      Corporation   Eastern Equipment
                                      Core        Group Inc.        of Chicago       Brokers, Inc.           Total
                                      ----       -------------   ---------------  ------------------         -----
Revenue from customers
   outside the enterprise      $  12,039,728    $    2,524,043    $    1,915,999    $           -    $   16,479,770
Segment profit                 $     600,281    $       (3,874)   $      141,166                -           737,572
Discontinued operation                                                                                      (68,437)
Goodwill amortization                                                                                       (42,543)
Foreign exchange gain(loss)                                                                                (245,162)
                                                                                                      -------------

Net earnings                                                                                         $      381,431
                                                                                                      =============

Identifiable assets            $   7,030,947    $    2,914,543    $    6,883,541    $           -    $   16,829,031

Capital expenditures           $      70,253    $            -    $       22,980    $           -    $       93,233

Depreciation and amortization  $      30,656    $        5,693    $            -    $           -    $       36,349




The 1997 results represent the Core segment only.

-------------------------------------------------------------------------------
                                      Officeland Inc.
                                      Notes to Consolidated Financial Statements
                                      (Expressed in U.S. dollars)
                                      Year Ended November 30, 1999
-------------------------------------------------------------------------------