Form 10QSB
period 2000-02-29
OFFICELAND INC
filed 2000-04-17
CIK 780260

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB

        (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                For the quarterly period ended February 29, 2000


                         Commission file number 0-15179

                                 OFFICELAND INC.
             (exact name of registrant as specified in its charter)


Ontario, Canada                                                  10397 6668
(State or other jurisdiction of incorporation or              (Canadian Federal
organization)                                                  Tax Account No.)

312 Dolomite Drive, Downsview, Ontario, Canada                   M3J 2N2
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (416) 736-4000


Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes (X) No ( )

The number of Common Shares of the registrant outstanding as at April 14, 2000 is 5,695,257.

PART I   -        FINANCIAL INFORMATION                                                  Page No.

         Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Earnings and Deficit
                  for the three months February 29, 2000 and February 28, 1999             3

         Consolidated Balance Sheets -
                  February 29, 2000 and November 30, 1999                                  4

         Consolidated Statement of Cash Flows -
                  for the three months ended February 29, 2000 and February 28, 1999       5

         Notes to Financial Statements                                                     6

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II- OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

ITEM 1.           FINANCIAL STATEMENTS

Officeland Inc.
Consolidated Statement of Earnings and Deficit
(Expressed in U. S. dollars)
(Unaudited)                                      February 29       February 28
Fiscal Quarter Ended                                    2000              1999
--------------------------------------------------------------------------------
Revenue
    Equipment Sales                             $  7,029,872       $  6,838,734
    Cost of sales                                  4,469,073          4,445,858
                                                ------------       ------------
Gross profit                                       2,560,799          2,392,876
                                                ------------       ------------
Expenses
   General and administrative                      1,383,123          1,400,143
   Selling                                         1,148,826            873,735
   Depreciation and amortization                     109,279             92,649
                                                ------------       ------------
                                                   2,641,228          2,366,527
                                                ------------       ------------
Earnings (loss) from continuing operations
    before the following                             (80,429)            26,349
                                                ------------       ------------

Foreign exchange loss (gain)                         (15,272)            32,187
Interest on debt                                     104,354             26,809
Interest income                                           --            (11,909)
                                                ------------       ------------
                                                      89,082             47,087
                                                ------------       ------------
Loss from continuing operations
    before income taxes                             (169,511)           (20,738)
Income taxes (recovery)                                   --             (2,810)
                                                ------------       ------------

Loss from continuing operations                 $   (169,511)      $    (17,928)
Discontinued operations                                   --            (33,399)
                                                ------------       ------------
Net loss                                        $   (169,511)      $    (51,327)
                                                ------------       ------------
--------------------------------------------------------------------------------
Net loss per common share before
    discontinued operations                     $     (0.024)      $     (0.003)
Discontinued operations                         $         --       $     (0.005)
                                                ------------       ------------
Net loss per common share                       $     (0.024)      $     (0.008)
                                                ------------       ------------
Fully diluted net loss per common share
    before discontinued operations              $     (0.024)      $     (0.003)
Discontinued operations                         $         --       $     (0.005)
                                                ------------       ------------
Fully diluted net loss per
   common share                                 $     (0.024)      $     (0.008)
                                                ------------       ------------
--------------------------------------------------------------------------------
Deficit, beginning of period                    $(10,745,213)      $ (4,072,967)
Net loss                                            (169,511)           (51,327)
                                                ------------       ------------
Deficit, end of period                          $(10,914,724)      $ (4,124,294)
                                                ============       ============

                                                                               3
               See accompanying notes to the financial statements.


Officeland Inc.
Consolidated Balance Sheet
(Expressed in U.S. dollars)                      February 29    November 30
("Unaudited")                                           2000           1999

--------------------------------------------------------------------------------
Assets
Current
   Cash                                          $    203,039       $    580,145
   Receivables                                      3,605,624          3,445,849
   Income tax receivable                              119,208            119,208
   Inventory of goods for resale                    5,423,680          4,505,114
   Prepaid and other charges                          346,738            232,114
   Future income taxes                                166,520            166,520
                                                 ------------       ------------
                                                    9,864,809          9,048,950
Investments                                            99,558             99,558
Capital assets                                        512,122            467,924
Future income taxes                                   363,662            358,700
Goodwill                                            6,622,554          6,712,761
                                                 ------------       ------------

                                                 $ 17,462,705       $ 16,687,893
                                                 ------------       ------------
--------------------------------------------------------------------------------
Liabilities
Current
   Bank credit facilities                        $  4,732,729       $  4,477,803
   Accounts payable and accrued liabilities         4,937,854          4,116,472
   Current portion of long term debt                1,291,624          1,250,000
                                                 ------------       ------------
                                                   10,962,207          9,844,275
Long term debt                                        405,558            579,167
                                                 ------------       ------------
                                                   11,367,765         10,423,442

Shareholders' Equity
Convertible debt                                    2,719,567          2,719,567
Capital stock                                      14,290,097         14,290,097
Deficit                                           (10,914,724)       (10,745,213)
                                                 ------------       ------------
                                                    6,094,940          6,264,451
                                                 ------------       ------------

                                                 $ 17,462,705       $ 16,687,893
                                                 ------------       ------------
--------------------------------------------------------------------------------

               See accompanying notes to the financial statements


Officeland Inc.
Consolidated Statement of Cash Flows
(Expressed in U. S. dollars)                              February 29        February 28
Fiscal Quarter Ended                                             2000               1999
("Unaudited")

----------------------------------------------------------------------------------------

Increase (decrease) in cash equivalents


   Operating

       Net loss from continuing operations                $  (169,511)      $   (17,928)
       Depreciation and amortization                          109,279            92,649
                                                          -----------       -----------
                                                              (60,232)           74,721

   Changes in non-cash operating working
           capital  related to continuing operations
           Receivables                                       (159,775)          192,764
           Inventory                                         (918,566)          377,067
           Prepaids                                          (114,624)          (92,899)
           Other assets                                            --           (65,283)
           Accounts payable and accruals                      821,382         1,731,540
           Future income taxes                                 (4,963)               --
           Income taxes                                            --            (5,136)
                                                          -----------       -----------
           Cash used before discontinued operations          (436,778)        2,212,774
           Cash used in discontinued operations                    --           (21,108)
                                                          -----------       -----------
                                                             (436,778)        2,191,666
                                                          -----------       -----------

   Financing

       Increase in bank credit facilities                     254,926          (130,000)
       Repayment of long term debt                           (131,985)           25,682
                                                          -----------       -----------

       Cash provided before discontinued operations           122,941          (104,318)
                                                          -----------       -----------

Investing

       Acquisition of Eastern Equipment Brokers Inc.               --        (1,451,535)
       Acquisition of Digital Document Solutions                   --          (469,092)
       Purchase of capital assets                             (64,040)               --
       Proceeds from sale of capital assets                        --            15,329
                                                          -----------       -----------

       Cash used before discontinued operations               (64,040)       (1,905,298)
                                                          -----------       -----------


Effect of foreign exchange remeasurement                          771          (116,404)

Net increase (decrease) in cash                              (377,106)           65,646
Cash and cash equivalents
       Beginning of period                                    580,145            72,649
                                                          -----------       -----------

       End of period                                      $   203,039       $   138,295
                                                          -----------       -----------


               See accompanying notes to the financial statements

Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
--------------------------------------------------------------------------------
Nature of operations

Officeland Inc. (the Company) is a Canadian corporation. The Company, and certain of its subsidiaries are engaged in the business of the purchasing, refurbishing and selling of used photocopiers and fax machines primarily in the United States. Those subsidiaries are located in the United States. The Company also has another subsidiary which is located in Canada which provides agency and collection services in the Province of Ontario. This Canadian subsidiary has discontinued its operations effective October 1999.


1.     Summary of significant accounting policies

1. General

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto. For further information, refer to the consolidated financial statements and related footnotes for the year ended November 30, 1999 included in the Company's Annual Report on Form 10-KSB.

Accounting Principles

The Company's accounting and reporting policies conform to generally accepted accounting principles and industry practice in Canada. No reconciliation to accounting principles generally accepted in the United States is provided for the period ending February 29, 2000 as the difference are all related to Balance Sheet reclassifications as disclosed in the Company's 10-KSB filed March 14, 2000. The financial statements are prepared in United States dollars.

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

Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)

2. Earnings per share

Under Canadian GAAP earnings per share are based on the weighted average common shares outstanding. Weighted average common shares used in the computation of earnings per share are 7,044,963 and 5,540,164 in 2000 and 1999 respectively. The weighted average common shares plus dilutive shares used in the computation of fully diluted earnings per share are 7,044,963 and 5,540,664 in 2000 and 1999 respectively.

The Company reports earnings per share in accordance with the provisions of SFAS No.128, Earnings Per Share. SFAS No.128 requires presentation of basic and diluted earnings per share in conjunction with the disclsoure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The weighted average common shares used in the computation of earnings per share are 7,044,963 and 5,540,664 in 2000 and 1999 respectively. The weighted average common shares plus dilutive shares used in the computation of fully diluted earnings per share are 7,044,963 and 5,540,664 in 2000 and 1999 respectively.

--------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

Sales were $7,029,872 for the first quarter of fiscal 2000 compared to $6,838,734 for the first quarter of fiscal 1999. Contribution by each subsidiary was as follows; core operations, $1,114,712, The Wholesale Group, Inc., $1,302,117, Telecom Corporation of Chicago, $2,514,362 and Eastern Equipment Brokers, Inc., $2,098,682.

Cost of sales were $4,469,073 or 64% for the first quarter of 2000 compared to $4,445,858 or 65% for the first quarter of 1999. Contribution by each subsidiary to cost of sales was as follows; core operations, $776,200, The Wholesale Group, Inc., $856,003, Telecom Corporation of Chicago, $1,355,812 and Eastern Equipment Brokers, Inc., $1,481,057.

Gross profit for the first quarter of 2000 was $2,560,799 or 36% compared to $2,392,876 or 35% for the first quarter of 1999 reflecting an increase of $167,923. The Company's gross profit as a percentage of sales has remained relatively constant from the first three months of 2000 compared to the first three months of 1999, and managements expects to continue to realize similar gross profit percentages for the remainder of fiscal 2000. Contribution by each subsidiary to gross profit was as follows; core operations, $338,512, The Wholesale Group, Inc., $446,113, Telecom Corporation of Chicago, $1,158,550, and Eastern Equipment Brokers, Inc., $617,624.

General and Administrative Expenses incurred during the first quarter of 2000 were $1,383,123 compared to $1,400,143 for the first quarter of fiscal 1999 reflecting a decrease of $17,020. This decrease is a result of management's cost saving program, which was implemented for fiscal 2000 to enable the Company to become more efficient while reducing corporate overheads. The total decrease in general and administrative expenses has been partially offset by new costs incurred in the first quarter of fiscal 2000 which relate to start up costs of the Company's new e-commerce initiatives. The Company has incurred approximately $175,000 in costs in the first quarter of fiscal 2000 in preparation of launching it's own business to business and business to consumer websites.

Selling expenses for the first quarter 2000 were $1,148,826 compared to $873,735 for the first quarter 1999 representing an increase of $275,091.

The depreciation and amortization expenses, including amortization of goodwill from the acquisitions, were $109,279 for the first quarter 2000 compared to $92,649 for the first quarter 1999.

The Company recorded a loss from continuing operations before interest and taxes for the first quarter 2000 of $80,429 compared to earnings of $26,349 for the first quarter 1999.

The Company recorded a foreign exchange remeasurement gain for the first quarter 2000 in the amount of $15,272, compared to a remeasurement loss of $32,187 for the first quarter 1999.

The Company recorded a net loss of $169,511 or ($0.024) per common share ( ($0.024) fully diluted) compared to a net loss of $51,327 or ($0.008) per common share (($0.008) fully diluted).

The foregoing operations have impacted the Balance Sheet as at February 29, 2000 from November 30, 1999 as follows:

Cash at February 29, 2000 was $203,039 compared to $580,145 at November 30, 1999. At May 31, 1999 the Company's trade receivables were $3,605,624 compared to $3,445,849 at November 30, 1999 an increase of $159,775. Inventory was $5,423,680 at February 29 2000 compared to $4,505,114 at November 30, 1999 increasing $918,566. The Company's total assets have increased to

$17,462,705 at February 29, 2000 from $16,687,893 at November 30, 1999, due mainly to an increase in receivables and inventory.

The Company had a bank credit facility utilized at February 29, 2000 in the amount of $4,732,729 compared to $4,477,803 at November 30, 1999. The Company's accounts payable and accrued liabilities are $4,937,854 at February 29, 2000 compared to $4,116,472 at November 30, 1999. The Company had Long Term Debt of $1,697,182 compared to $1,829,167 at November 30, 1999.

Liquidity and Capital Resources

The Company currently has approximately $203,000 in available cash at February 28, 2000. At April 17, 2000 the Company has sold between $2.0 and $2.2 million of a new series of Class "C" Special Shares to a number of existing and new private equity investors. Participating investors purchased Series C preferred shares for $0.50 per share and received a warrant for each share purchased exercisable at $0.875 per share. Existing investors who participated in the financing also had the exercise price of their Series A and B warrants reduced by 50% and the term of these warrants extended by one year. The proceeds of the financing are to be used for working capital needs, the implementation of the Company's e-commerce strategy and promotion of its existing channels of distribution.

The Company has extended its renewal date for its credit facility to June 30, 2000, with its primarily lending bank.

At February 29, 2000 the Company had a working capital deficiency of approximately $1.5 million, prior to its recent financing.

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

                                       OFFICELAND
                                         (Registrant)


Date: April 17, 2000                   By: /s/ Marvyn A. Budd
                                       ------------------------------
                                       Marvyn A. Budd
                                       Chief Executive Officer/President

Date: April 17, 2000                   By: /s/ Christopher D. Walker
                                       ------------------------------
                                       Vice President Finance