Form 10QSB
period 2000-05-31
OFFICELAND INC
filed 2000-07-18
CIK 780260

+

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

        (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                   For the quarterly period ended May 31, 2000


                         Commission file number 0-15179

                                 OFFICELAND INC.
             (exact name of registrant as specified in its charter)


      Ontario, Canada                                   10397 6668
(State or other jurisdiction of               (Canadian Federal Tax Account No.)
incorporation or organization)

312 Dolomite Drive, Downsview, Ontario, Canada           M3J 2N2
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (416) 736-4000


Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X) No ( )

The number of Common Shares of the registrant outstanding as at July 14, 2000 is 5,655,257.

PART I   -        FINANCIAL INFORMATION                                Page No.

         Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Earnings and Deficit -
             Fiscal quarters and two fiscal quarters ended
             May 31, 2000 and May 31, 1999                                 2

         Consolidated Balance Sheets -
              May 31, 2000 and November 30, 1999                           3

         Consolidated Statement of Cash Flows -
              Two fiscal quarters ended May 31, 2000 and May 31, 1999      4

         Notes to Financial Statements                                     5-9

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II- OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

        ITEM 1.            FINANCIAL STATEMENTS

        Officeland Inc.
        Consolidated Statement of Earnings and Deficit
        (Expressed in U. S. dollars)
        (Unaudited)



                                                    Fiscal quarters ended                 Two fiscal quarters ended
                                                                         May 31                May 31                May 31
                                                    May 31 2000           1999                  2000                  1999
-----------------------------------------------------------------------------------------------------------------------------------

Revenue
  Equipment Sales                                    $   7,004,377      $  7,406,513       $ 14,034,250              $ 14,245,247
  Cost of sales                                          4,752,323         4,819,283          9,221,396                 9,265,141
                                                     -------------         ---------       ------------              ------------

Gross profit                                             2,252,054         2,587,230          4,812,854                 4,980,106
                                                     -------------      ------------       ------------              ------------

Expenses
  General and administrative                             1,286,321         1,661,836          2,669,444                 3,061,979
  Selling                                                  688,368           983,968          1,837,194                 1,857,703
  Depreciation and amortization                            116,651           100,978            225,930                   193,627
                                                     -------------      ------------      -------------              ------------
                                                         2,091,340         2,746,782          4,732,568                 5,113,309
                                                     -------------      ------------      -------------              ------------
Earnings (loss) from continuing operations
before the following                                       160,714          (159,552)            80,286                  (133,203)
                                                     -------------      ------------      -------------              ------------

Foreign exchange loss (gain)                                 5,904           (19,682)            (9,368)                   12,505
Interest on debt                                           118,229            58,862            222,584                    85,671
Interest income                                                  -                 -                -                     (11,909)
                                                     -------------      ------------       ------------              ------------
                                                           124,133            39,180            213,216                    86,267
                                                     -------------      ------------      -------------              ------------

Net earnings (loss) from continuing operations
before income taxes                                         36,581          (198,732)          (132,930)                 (219,470)
Income taxes (recovery)                                          -           (91,215)               -                     (94,025)
                                                     -------------      ------------      -------------              ------------

Net earnings (loss) from continuing operations              36,581          (107,517)          (132,930)                 (125,445)
Discontinued operations                                          -           (14,565)               -                     (47,964)
                                                     -------------      ------------      -------------              ------------

Net earnings (loss)                                  $      36,581      $   (122,082)     $    (132,930)             $   (173,409)
                                                     -------------      ------------      -------------              ------------
--------------------------------------------------------------------------------------------------------

Net earnings (loss) per common share before
        discontinued operations                            $ 0.004      $     (0.020)     $      (0.019)             $     (0.023)
Discontinued operations                                          -            (0.003)               -                      (0.008)
                                                     -------------      ------------      -------------              ------------

Net loss per common share                                  $ 0.004      $     (0.023)     $      (0.019)             $     (0.031)
                                                     -------------      ------------      -------------              ------------


Fully diluted net loss per common share
before discontinued operations                             $ 0.004      $     (0.020)     $     $(0.019)             $     (0.023)
Discontinued operations                                          -            (0.003)               -                      (0.008)
                                                     -------------      ------------      -------------              ------------

Fully diluted net loss per common share                    $ 0.004      $     (0.023)     $      (0.019)             $     (0.031)
                                                     -------------      ------------      -------------              ------------

                                   ------------------------------------------------------------------------------------------------

Deficit, beginning of the period                     $ (10,914,724)     $(4, 124,294)     $ (10,745,213)             $ (4,072,967)
Net earnings (loss)                                         36,581          (122,082)          (132,930)                 (173,409)
                                                     -------------      ------------      -------------              ------------


Deficit, end of the period                           $ (10,878,143)     $ (4,246,376)     $ (10,878,143)             $ (4,246,376)
                                                     -------------      ------------


               See accompanying notes to the financial statements.

                                                                                                                                2

Officeland Inc.
Consolidated Balance Sheet
(Expressed in U.S. dollars)


                                                                          May 31           November 30
                                                                           2000               1999
(Unaudited)
--------------------------------------------------------------------------------------------------------
Assets
Current
   Cash                                                            $     2,080,940    $       580,145
   Receivables                                                           3,163,452          3,445,849
   Income tax receivable                                                   119,208            119,208
   Inventory of goods for resale                                         5,733,493          4,505,114
   Prepaid and other charges                                               270,349            232,114
   Future income taxes                                                     166,521            166,520
                                                                   ---------------     --------------
                                                                        11,533,963          9,048,950
Investments                                                                 99,558             99,558
Capital assets                                                             505,491            467,924
Future income taxes                                                        233,154            358,700
Goodwill                                                                 6,532,347          6,712,761
                                                                   ---------------     --------------

                                                                   $    18,904,512     $   16,687,893
                                                                   ---------------     --------------

-----------------------------------------------------------------------------------------------------
Liabilities

Current
   Bank credit facilities                                          $     4,560,908     $    4,477,803
   Accounts payable and accrued liabilities                              4,563,306          4,116,472
   Current portion of long term debt                                     1,409,377          1,250,000
                                                                   ---------------     --------------
                                                                        10,533,591          9,844,275
Long term debt                                                              62,500            579,167
                                                                   ----------------    --------------
                                                                        10,596,091         10,423,442
                                                                   ---------------     --------------

Shareholders' Equity
Capital stock to be issued (Note 4)                                      2,719,567          2,719,567
Capital stock  (Note 3)                                                 16,466,997         14,290,097
Deficit                                                                (10,878,143)       (10,745,213)
                                                                   ---------------      -------------
                                                                         8,308,421          6,264,451
                                                                   ---------------      -------------

                                                                   $    18,904,512      $  16,687,893
                                                                   ---------------      -------------
-----------------------------------------------------------------------------------------------------


               See accompanying notes to the financial statements
                                                                            3

Officeland Inc.
Consolidated Statement of Cash Flows

(Expressed in U. S. dollars)                                May 31          May 31
Fiscal Quarter Ended                                         2000           1999
(unaudited)
----------------------------------------------------------------------------------------
Increase (decrease) in cash equivalents

   Operating

       Net loss from continuing operations            $   (132,930)      $  (125,445)
       Depreciation and amortization                       225,930           193,627
                                                      ------------       -----------
                                                            93,000            68,182
       Changes in non-cash operating working
           capital  related to continuing operations
           Receivables                                     282,397           797,286
           Inventory                                    (1,228,379)         (287,675)
           Prepaids                                        (38,235)         (392,109)
           Other assets                                          -           (59,020)
           Accounts payable and accruals                   406,954        (1,958,339)
           Future income taxes                             125,545           121,664
           Income taxes                                          -            55,837
                                                      ------------       -----------
           Cash used before discontinued operations       (358,718)       (1,654,174)
           Cash used in discontinued operations                  -           (38,778)
                                                      ------------       -----------
                                                          (358,718)       (1,692,952)
                                                      ------------       -----------

   Financing

       Increase in bank credit facilities                   83,105         1,683,715
       Repayment of long term debt                        (317,412)          (48,731)
       Issuance of term note                                     -         2,000,000
       Convertible debentures                                    -         1,125,000
          Issuance of class C shares                     2,176,900                 -
       Issuance of common shares                                 -             2,702
                                                     -------------       -----------
       Cash provided before discontinued operations      1,942,593         4,762,686
                                                     -------------       -----------
   Investing

       Acquisition of Eastern Equipment Brokers Inc.             -        (1,454,575)
       Acquisition of Digital Document Solutions                 -          (469,092)
       Purchase of capital assets                          (44,710)          (86,556)
                                                     --------------      -------------

       Cash used before discontinued operations            (44,710)       (2,010,223)
                                                     --------------      ------------


Effect of foreign exchange remeasurement                   (38,370)           24,900
                                                     --------------      -----------

Net increase (decrease) in cash                          1,500,795         1,084,411
Cash and cash equivalents
       Beginning of period                                 580,145            72,649
                                                     -------------       -----------

       End of period                                 $   2,080,940       $ 1,157,060
                                                     -------------       -----------


               See accompanying notes to the financial statements.

Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
---------------------------------------------------------------------
Nature of operations

Officeland Inc. (the Company) is a Canadian corporation. The Company, and certain of its subsidiaries are engaged in the business of the purchasing, refurbishing and selling of used photocopiers and fax machines. Those subsidiaries are located in the United States. The primary activity of the Company and those subsidiaries is within the United States. The Company also has another subsidiary which is located in Canada which provides agency and collection services in the Province of Ontario. This Canadian subsidiary has discontinued its operations effective October 1999 .
---------------------------------------------------------------------

1.     General

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of the management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto. For further information, refer to the consolidated financial statements and related footnotes for the year ended November 30, 1999 included in the Company's Annual Report on Form 10-KSB.
---------------------------------------------------------------------


2.     Summary of significant accounting policies

Accounting Principles

The Company's accounting and reporting policies conform to generally accepted accounting principles and industry practice in Canada. No reconciliation to accounting principles generally accepted in the United States is provided for the period ending May 31, 2000 as the difference are all related to Balance Sheet reclassifications. The financial statements are prepared in United States dollars.

Principles of consolidation

The consolidated financial statements include the accounts of all companies in which the Company has a controlling interest, after elimination of inter-company transactions and balances.


Income taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which subject to ongoing review and evaluation by management.

---------------------------------------------------------------------

---------------------------------------------------------------------
Officeland Inc.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)
(unaudited)
---------------------------------------------------------------------

2.     Earnings per share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, Earnings per Share. SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shares by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

Basic and diluted weighted average shares outstanding for the periods were 8,234,526 and 9,955,143 (1999 - 5,540,886 and 5,540,886.



-------------------------------------------------------------------------------


3.       Capital Stock

On April 12, 2000 the Company issued for cash 4,358,000 Class C special shares. The amount added to share capital was $2,176,900. As part of the transaction, the Company also issued 4,358,000 of Class C warrants. The warrants are exercisable at $0.875 per share and expire on April 21, 2005. The Class C stock purchase agreement provided for any existing Class A or Class B shareholder an amendment to the terms of their existing warrants, if they participated in this new financing. Each Class A or Class B investor that participated, had the exercise price of their series A and B warrants reduced by 50% and term of these warrants extended by one year.



-------------------------------------------------------------------------------


4. Capital stock to be issued

During 1998 and 1999 the Company acquired 3 companies, as part of the purchase consideration the Company will issue shares as follows:


           Number          Amount
2000       325,000      $  610,300
2001     1,081,000       1,830,267
2002       225,000         279,000
         ---------      ----------

Total    1,631,000      $2,719,567

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

RESULTS OF OPERATIONS

Sales were $7,004,377 for the second quarter of fiscal 2000 compared to $7,406,513 for the second quarter of fiscal 1999. Contribution by each subsidiary is as follows; core operations, $1,447,198, The Wholesale Group, Inc., $1,504,305, Telecom Corporation of Chicago, $1,981,442 and Eastern Equipment Brokers, Inc., $2,071,432.

Cost of sales were $4,752,323 or 68% for the second quarter of 2000 compared to $4,819,283 or 65% for the second quarter of 1999. Contribution by each subsidiary to cost of sales is as follows; core operations, $1,043,621, The Wholesale Group, Inc., $1,082,886, Telecom Corporation of Chicago, $1,128,756 and Eastern Equipment Brokers, Inc., $1,497,060.

Gross profit for the second quarter of 2000 was $2,252,054 or 32% compared to $2,587,230 or 35% for the second quarter of 1999 reflecting a decrease of $335,176. The Company's gross profit as a percentage of sales has remained relatively constant from the second three months of 2000 compared to the second three months of 1999, and managements expects to continue to realize similar gross profit percentages for the remainder of fiscal 2000. Contribution by each subsidiary to gross profit is as follows; core operations, $403,577, The Wholesale Group, Inc., $421,419, Telecom Corporation of Chicago, $852,676, and Eastern Equipment Brokers, Inc., $574,382.

General and Administrative Expenses incurred during the second quarter of 2000 were $1,286,321 compared to $1,661,836 for the second quarter of fiscal 1999 reflecting a decrease of $375,515. This decrease is a result of management's cost saving program, which was implemented for fiscal 2000 to enable the Company to become more efficient while reducing corporate overheads. The total decrease in general and administrative expenses has been partially offset by new costs incurred in the second quarter of fiscal 2000 which relate to start up costs of the Company's new e-commerce initiatives. The Company has incurred approximately $350,000 in costs in the second quarter of fiscal 2000 in preparation of launching it's own business to business and business to consumer websites.

Selling expenses for the second quarter 2000 were $688,368 compared to $983,968 for the second quarter 1999 representing a decrease of $295,600.

The depreciation and amortization expenses, including amortization of goodwill from the acquisitions, were $116,651 for the second quarter 2000 compared to $100,978 for the second quarter 1999.

The Company recorded earnings from continuing operations before interest and taxes for the second quarter 2000 of $160,714 compared to a loss of $159,552 for the second quarter 1999.

The Company recorded a foreign exchange remeasurement loss for the second quarter 2000 in the amount of $5,904, compared to a remeasurement gain of $19,682 for the second quarter 1999.

The Company recorded net earnings of $36,581 or $0.004 per common share ($0.004 fully diluted) compared to a net loss of $122,082 or ($0.023) per common share (($0.023) fully diluted).

The foregoing operations have impacted the Balance Sheet as at May 31, 2000 from November 30, 1999 as follows:

Cash at May 31, 2000 was $2,080,940 compared to $580,145 at November 30, 1999.
At May 31, 2000 the Company's trade receivables were $3,163,452 compared to $3,445,849 at November 30, 1999 a decrease of $282,397. Inventory was $5,733,493 at May 31 2000 compared to $4,505,114 at November 30, 1999 increasing $1,228,379. The Company's total assets have increased to

$18,904,512 at May 31, 2000 from $16,687,893 at November 30, 1999, due mainly to an increase in receivables and inventory.

The Company had a bank credit facility utilized at May 31, 2000 in the amount of $4,560,908 compared to $4,477,803 at November 30, 1999. The Company's accounts payable and accrued liabilities are $4,563,306 at May 31, 2000 compared to $4,116,472 at November 30, 1999. The Company had Long Term Debt of $1,471,877 compared to $1,829,167 at November 30, 1999.


Liquidity and Capital Resources

The Company currently has approximately $2,080,940 in available cash at May 31, 2000. On April 12, 2000 the Company received $2.1 million through the sale of Class C special shares and Class C warrants.

The Company presently has sufficient cash on hand to sustain it's operations at current levels and will be able to sustain its operations for the next twelve months through internally generated funds and from it's revolving credit note.

On June 22, 2000, the Company renewed its existing credit facilities with its corporate banker. The renewal is for a one year term and provides for a 1/4% increase in the interest rate on the Company's revolving credit note, however, the renewal also provides for a 1/4% decrease in the interest rate at the end of the Company's third quarter if the Company achieves certain performance criteria.

At May 31, 2000 the Company had working capital of approximately $1.0 million.

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



                                           OFFICELAND
                                          (Registrant)


Date: July 17, 2000                     By: /s/ Marvyn A. Budd
                                        ------------------------------
                                        Marvyn A. Budd
                                        Chief Executive Officer/President


Date: July 17, 2000                     By: /s/ Christopher D. Walker
                                        ------------------------------------
                                        Vice President Finance