Form 10QSB
period 2000-08-31
OFFICELAND INC
filed 2000-10-20
CIK 780260

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB

        (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                 For the quarterly period ended August 31, 2000


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

 Yes (X) No ( )

The number of Common Shares of the registrant outstanding as at October 17, 2000 is 5,980,257.

PART I - FINANCIAL INFORMATION                                         Page No.

   Item 1.  Financial Statements (Unaudited)

   Consolidated Statements of Operations and Deficit -
       Fiscal quarters and three fiscal quarters ended August 31, 2000
         and August 31, 1999                                                 3

   Consolidated Balance Sheets -
       August 31, 2000 and November 30, 1999                                 4

   Consolidated Statement of Cash Flows -
       Three fiscal quarters ended August 31, 2000 and August 31, 1999       5

   Notes to Financial Statements                                           6-7

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.                                     8-9

PART II- OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                          10


SIGNATURES

ITEM 1. FINANCIAL STATEMENTS

Officeland Inc.
Consolidated Statement of Operations and Deficit

(Expressed in U. S. dollars)
(Unaudited)

                                            Fiscal quarters ended                             Three fiscal quarters ended
                                                        August 31          August 31         August 31          August 31
                                                             2000               1999              2000               1999
-------------------------------------------------------------------------------------------------------------------------
Revenue
        Equipment Sales                             $   6,271,356       $  7,002,361      $ 20,305,606        $ 21,247,608
        Cost of equipment sales                         4,388,460          4,744,586        13,609,856          14,009,727
                                                    -------------       ------------      ------------        ------------
        Gross profit on equipment sales                 1,882,896          2,257,775         6,695,750           7,237,881
        Commission income                                  88,375                  -            88,375                   -
                                                    -------------       ------------      ------------        ------------
                                                        1,971,271          2,257,775         6,784,125           7,237,881
Expenses
        General and administrative                      1,437,464          1,500,896         4,106,909           4,562,875
        Selling                                           582,956          1,171,276         2,420,150           3,028,979
        Depreciation and amortization                     111,870             94,199           337,800             287,826
                                                    -------------       ------------      ------------        ------------
                                                        2,132,290          2,766,371         6,864,859           7,879,680
                                                    -------------       ------------      ------------        ------------
Loss from continuing operations
before the following                                     (161,019)          (508,596)         ( 80,734)           (641,799)
                                                    -------------       ------------      ------------        ------------

Foreign exchange loss (gain)                                7,145             84,302            (2,223)             96,807
Interest on debt                                          141,697            125,558           364,281             211,229
Interest income                                                 -                  -                 -             (11,909)
                                                    -------------       ------------      ------------        ------------
                                                          148,842            209,860           362,058             296,127
                                                    -------------       ------------      ------------        ------------
Net loss from continuing operations
before income taxes                                      (309,861)          (718,456)         (442,791)           (937,926)
Income taxes (recovery)                                         -           (118,868)                -            (212,893)
                                                    -------------       ------------      ------------        ------------
Net loss from continuing operations                      (309,861)          (599,588)         (442,791)           (725,033)
Discontinued operations                                         -            (21,867)                -           (  69,831)
                                                    -------------       ------------      ------------        ------------
Net loss                                            $    (309,861)      $   (621,455)     $   (442,791)       $   (794,864)
                                                    =============       ============      ============        ============

--------------------------------------------------------------------------------------------------------------------------

Net loss per common share before
   discontinued operations                               ($ 0.032)      $     (0.106)     $     (0.048)       $     (0.130)
Discontinued operations                                         -             (0.004)                -              (0.010)
                                                    =============       ============      ============        ============
Net loss per common share                                ($ 0.032)      $     (0.110)     $     (0.048)       $     (0.140)
                                                    =============       ============      ============        ============
Fully diluted net loss per common share
   before discontinued operations                        ($ 0.032)      $     (0.106)     $     (0.048)       $     (0.130)
Discontinued operations                                         -             (0.004)                -              (0.010)
                                                    =============       ============      ============        ============
Fully diluted net loss per common share                  ($ 0.032)      $     (0.110)     $     (0.048)       $     (0.140)
                                                    =============       ============      ============        ============

---------------------------------------------------------------------------------------------------------------------------

Deficit, beginning of the period                    $ (10,878,143)      $ (4,246,376)     $(10,745,213)       $(4, 072,967)
Net loss                                                 (309,861)          (621,455)         (442,791)           (794,864)
                                                    -------------       ------------      ------------        ------------
Deficit, end of the period                          $ (11,188,004)      $ (4,867,831)     $(11,188,004)        $(4,867,831)
                                                    =============       ============      ============        ============

               See accompanying notes to the financial statements.

Officeland Inc.
Consolidated Balance Sheet

(Expressed in U.S. dollars)                                              August 31        November 30
(Unaudited)                                                                   2000               1999
-----------------------------------------------------------------------------------------------------
Assets
Current
   Cash                                                               $  1,379,957       $    580,145
   Receivables                                                           3,856,250          3,445,849
   Income tax receivable                                                   119,208            119,208
   Inventory of goods for resale                                         5,802,524          4,505,114
   Prepaid and other charges                                               347,657            232,114
   Future income taxes                                                     166,520            166,520
                                                                      ------------       ------------
                                                                        11,672,116          9,048,950
Investments                                                                 99,558             99,558
Capital assets                                                             529,945            467,924
Future income taxes                                                        235,799            358,700
Goodwill                                                                 6,442,140          6,712,761
                                                                      ------------       ------------

                                                                      $ 18,979,558       $ 16,687,893
                                                                      ============       ============

-----------------------------------------------------------------------------------------------------
Liabilities

Current
   Bank credit facilities                                             $  4,432,192       $  4,477,803
   Accounts payable and accrued liabilities                              5,500,994          4,116,472
   Current portion of long term debt                                     1,047,811          1,250,000
                                                                      ------------       ------------
                                                                        10,980,997          9,844,275
Long term debt                                                                   -            579,167
                                                                      ------------       ------------
                                                                        10,980,997         10,423,442
                                                                      ------------       ------------
Shareholders' Equity
Convertible debt                                                         2,109,325          2,719,567
Capital stock  (Note 3)                                                 17,077,240         14,290,097
Deficit                                                                (11,188,004)       (10,745,213)
                                                                      ------------       ------------
                                                                         7,998,561          6,264,451
                                                                      ------------       ------------

                                                                      $ 18,979,558       $ 16,687,893
                                                                      ============       ============

               See accompanying notes to the financial statements

Officeland Inc.
Consolidated Statement of Cash Flows

(Expressed in U. S. dollars)                                             August 31          August 31
Fiscal Quarter Ended                                                          2000               1999
(unaudited)
-----------------------------------------------------------------------------------------------------
Increase (decrease) in cash equivalents

   Operating

       Net loss from continuing operations                              $ (442,790)        $ (725,033)
       Depreciation and amortization                                       337,800            289,457
                                                                        ----------        -----------
                                                                          (104,990)          (435,576)
       Changes in non-cash operating working
         capital  related to continuing operations
           Receivables                                                    (410,401)           802,459
           Inventory                                                    (1,297,410)        (1,411,396)
           Prepaids                                                       (115,543)          (349,352)
           Other assets                                                          -            (57,835)
           Accounts payable and accruals                                 1,344,643         (1,036,737)
           Future income taxes                                             122,900            612,456
           Income taxes                                                          -           (533,001)
                                                                        ----------        -----------
           Cash used before discontinued operations                       (460,801)        (2,408,982)
           Cash used in discontinued operations                                  -            (75,266)
                                                                        ----------        -----------
                                                                          (460,801)        (2,484,248)
                                                                        ----------        -----------
   Financing

       Increase in bank credit facilities                                  (45,611)         1,774,683
       Repayment of long term debt                                        (741,478)          (404,058)
       Issuance of term note                                                     -          2,000,000
       Convertible debentures                                                    -          1,125,000
       Issuance of class C shares                                        2,176,900                  -
       Issuance of common shares                                                 -              2,702
       Repurchase of common shares                                               -            (35,005)
                                                                        ----------        -----------
       Cash provided before discontinued operations                      1,389,811          4,463,322
                                                                        ----------        -----------

   Investing

       Acquisition of Eastern Equipment Brokers Inc.                             -         (1,454,575)
       Acquisition of Digital Document Solutions                                 -           (469,092)
       Repayment of investment                                                   -             14,048
       Purchase of capital assets                                          (90,828)           (96,556)
                                                                        ----------        -----------

       Cash used before discontinued operations                            (90,828)        (2,006,175)
                                                                        ----------        -----------


Effect of foreign exchange remeasurement                                   (38,370)           (45,547)
                                                                        ----------        -----------

Net increase (decrease) in cash                                            799,812            (72,649)
Cash and cash equivalents
       Beginning of period                                                 580,145             72,649
                                                                        ----------        -----------

       End of period                                                    $1,379,957        $         -
                                                                        ==========        ===========

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

--------------------------------------------------------------------------------
1. General

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


2. Summary of significant accounting policies

Accounting Principles

The Company's accounting and reporting policies conform to generally accepted accounting principles and industry practice in Canada. No reconciliation to accounting principles generally accepted in the United States is provided for the period ending August 31, 2000 as the difference are all related to Balance Sheet reclassifications. The financial statements are prepared in United States dollars.

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

Basic and diluted weighted average shares outstanding for the periods were 9,533,107 and 16,909,066 (1999 - 5,540,886 and 7,672,801).

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

4. Commission Income

Pursuant to the Company's asset disposition contract with Danka Office Imaging dated May 10, 2000, the Company has earned $88,375 in commissions for the quarter ended August 31, 2000.

The Company has sold a consignment basis $416,945 in used surplus office equipment, accessories and supplies to earn $88,375 in commissions for the quarter ended August 31, 2000

The following table illustrates the Company's commission income.


                                              Fiscal Quarters Ended             Three Fiscal Quarters Ended
                                       August 31, 2000     August 31, 1999    August 31, 2000     August 31, 2000
Commission Sales                        $ 416,875             $     -          $ 416,875             $     -
Commission Income                          88,375                   -             88,375                   -
Ratio                                       21.2%                   -              21.2%                   -

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

RESULTS OF OPERATIONS

Sales were $6,271,356 for the third quarter of fiscal 2000 compared to $7,002,361 for the third quarter of fiscal 1999. Contribution by each subsidiary is as follows; core operations, $1,592,965, The Wholesale Group, Inc., $1,282,139, Telecom Corporation of Chicago, $1,634,394 and Eastern Equipment Brokers, Inc., $1,761,859.

Commission income was $88,375 for the third quarter of fiscal 2000 compared to $0 for the third quarter of fiscal 1999. Commission income earned during the third quarter of fiscal 2000 represents the commission earned on consignment sales of used and surplus office equipment pursuant to the Asset Disposition Contract with Danka Office Imaging dated May 10, 2000.

Cost of sales were $4,388,460 or 70% for the third quarter of 2000 compared to $4,744,586 or 68% for the third quarter of 1999. Contribution by each subsidiary to cost of sales is as follows; core operations, $1,214,478, The Wholesale Group, Inc., $918,190, Telecom Corporation of Chicago, $975,031 and Eastern Equipment Brokers, Inc., $1,280,761.

Gross profit on equipment sales for the third quarter of 2000 was $1,882,896 or 30% compared to $2,257,775 or 32% for the third quarter of 1999 reflecting a decrease of $286,504. The Company's gross profit as a percentage of sales has remained relatively constant from the third three months of 2000 compared to the third three months of 1999, and managements expects to continue to realize similar gross profit percentages for the remainder of fiscal 2000. Contribution by each subsidiary to gross profit is as follows; core operations, $378,487, The Wholesale Group, Inc., $363,469, Telecom Corporation of Chicago, $659,363, and Eastern Equipment Brokers, Inc., $481,098.

General and Administrative Expenses incurred during the third quarter of 2000 were $1,437,464 compared to $1,500,896 for the third quarter of fiscal 1999 reflecting a decrease of $63,432. This decrease is a result of management's cost saving program, which was implemented for fiscal 2000 to enable the Company to become more efficient while reducing corporate overheads. The total decrease in general and administrative expenses has been partially offset by new costs incurred in the third quarter of fiscal 2000 which relate to start up costs of the Company's new e-commerce initiatives. The Company has incurred approximately $140,000 in costs in the third quarter of fiscal 2000 in preparation of launching it's own business to business and business to consumer websites.

Selling expenses for the third quarter 2000 were $582,956 compared to $1,171,276 for the third quarter 1999 representing a decrease of $588,320.

The depreciation and amortization expenses, including amortization of goodwill from the acquisitions, were $111,870 for the third quarter 2000 compared to $94,199 for the third quarter 1999.

The Company recorded a loss from continuing operations before interest and taxes for the third quarter 2000 of $161,019 compared to a loss of $508,596 for the third quarter 1999.

The Company recorded a foreign exchange remeasurement loss for the third quarter 2000 in the amount of $7,145, compared to a remeasurement loss of $84,302 for the third quarter 1999.

The Company recorded a net loss of $309,861 or $0.032 per common share ($0.032 fully diluted) compared to a net loss of $621,455 or ($0.11) per common share (($0.11) fully diluted).

The foregoing operations have impacted the Balance Sheet as at August 31, 2000 from November 30, 1999 as follows:

Cash at August 31, 2000 was $1,379,957 compared to $580,145 at November 30, 1999. At August 31, 2000 the Company's trade receivables were $3,856,250 compared to $3,445,849 at November 30, 1999 an increase of $410,401. Inventory was $5,802,524 at August 31 2000 compared to $4,505,114 at November 30, 1999 increasing $1,297,410. The Company's total assets have increased to $18,979,558 at August 31, 2000 from $16,687,893 at November 30, 1999, due mainly to an increase in receivables and inventory.

The Company had a bank credit facility utilized at August 31, 2000 in the amount of $4,432,192 compared to $4,477,803 at November 30, 1999. The Company's accounts payable and accrued liabilities are $5,500,994 at August 31, 2000 compared to $4,116,472 at November 30, 1999. The Company had Long Term Debt of $1,047,811 compared to $1,829,167 at November 30, 1999.


Liquidity and Capital Resources

The Company currently has approximately $1,379,957 in available cash at August 31, 2000. On April 12, 2000 the Company received $2.1 million through the sale of Class C special shares and Class C warrants.

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

At August 31, 2000 the Company had working capital of approximately $700,000.

The Company does not believe inflation has materially affected its past operations nor does it anticipate inflation to materially affect future operations.

ITEM 5 - OTHER INFORMATION

The "Cautionary Statement Regarding Forward-Looking Information" contained in "Market for Registrant's Common Equity and Related Stockholder Matters" in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1999 is incorporated herein by reference and made a part hereof.

CHANGES IN MANAGEMENT

Strategic and operational actions that were taken in October 2000 included several changes to the Company's executive officers. These changes included the following appointments and related departures from the Company.

John O'Connor was appointed President, Chief Operating Officer effective December 1, 2000, replacing Marvyn A. Budd. Mr O'Connor was most recently Vice-President of Eastern Equipment Brokers Inc. a wholly owned subsidiary of Officeland Inc. Prior to joining the Company, from July 1988 to December 1998, Mr. O'Connor founded and operated Eastern Equipment Brokers, Inc., an office equipment wholesaler. Before founding Eastern Equipment Brokers Inc., Mr. O'Connor spent 5 years with Xerox Corporation in various sales and marketing positions.

David Debyl was appointed Vice President Finance, replacing Christopher D. Walker. Mr Debyl joined the Company in December 1997 as Corporate Controller. Prior to joining the Company, Mr. Debyl served as a senior staff accountant at Grant Thornton LLP.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


   a)    Exhibits

                 Exhibit 27 - Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             OFFICELAND
                                              (Registrant)


Date: October 19, 2000                       By: /s/ Marvyn A. Budd
                                             -----------------------------------
                                             Marvyn A. Budd
                                             Chief Executive Officer/President


Date: October 19, 2000                       By: /s/ David A. Debyl
                                             -----------------------------------
                                             Vice President Finance